Form 10-K
period 2003-12-31
CATELLUS DEVELOPMENT CORP
filed 2004-03-12
CIK 1228862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-31908

CATELLUS DEVELOPMENT

CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2953477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Mission Street

San Francisco, California 94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:

(415) 974-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of the most recently completed second fiscal quarter) was $1.939 billion based on the reported closing sale price per share on the New York Stock Exchange of $22.00.

As of March 5, 2004, there were 102,925,114 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

CATELLUS DEVELOPMENT CORPORATION

PART I

Item 1.    Business

Catellus Development Corporation is a publicly traded real estate development company that began operating as a real estate investment trust (“REIT”) effective January 1, 2004 (all references to Catellus or the Company mean the current Catellus or its predecessor, as applicable.) We focus on managing, acquiring, and developing predominantly industrial rental property in many of the country’s major distribution centers and transportation corridors. Catellus’ principal objective is sustainable, long-term growth in earnings, which we seek to achieve by applying our strategic resources: a lower-risk/higher-return rental portfolio, a focus on expanding that portfolio through development, and the deployment of our proven land development skills to select opportunities where we can generate profits to recycle back into our core industrial business.

Our rental portfolio, which at December 31, 2003, consisted of approximately 38.2 million square feet of commercial property, of which approximately 89.4% is industrial, provides a relatively consistent source of earnings. Our geographically diverse rental portfolio is located in many of the country’s top tier distribution markets including Southern California, Dallas, and Chicago. We also have plans to expand to Atlanta and New Jersey. The majority of our rental portfolio is relatively new and has been developed by us. Our customers include high-quality firms that want state-of-the-art buildings to accommodate the needs of today’s distribution technologies.

We own a significant portfolio of developable land intended for future growth. At December 31, 2003, our land portfolio was capable of supporting over 32.4 million square feet of space. Our development activities provide cash flow through the sale of land or the conversion of developable land to property that is either added to our portfolio or sold to tenants, other developers, investors, or other interested parties. We invest in new land to ensure our potential for future growth.

Catellus was formed originally in 1984 to conduct the non-railroad activities of the Santa Fe Pacific Corporation. In 1990, the Company was spun off to stockholders and began trading on the New York Stock Exchange, as a C corporation, under the symbol CDX. Our railroad heritage gave us a diverse base of developable property located near and along major transportation corridors in major western United States markets. This land proved suitable for the development of a variety of product types, including industrial, retail, office, and residential. Over time, we have expanded our business by focusing on the acquisition and development of land suitable primarily for industrial property in many of the same suburban locations where we have an established presence.

In March of 2003, Catellus announced its intention to restructure its business to allow it to operate as a REIT, a decision that was approved by the stockholders in September 2003. The current Catellus was organized in Delaware on March 28, 2003 as a wholly-owned subsidiary of the predecessor Catellus. On December 1, 2003, we completed the merger of affiliated entities, which was part of the restructuring of our business operations to allow us to operate as a REIT. The conversion to operating as a REIT was effective January 1, 2004.

In order to qualify as a REIT, Catellus must distribute at least 90% of its taxable income to shareholders. Prior to the REIT conversion, Catellus had operated as a C corporation since its incorporation. Because a REIT is not permitted to retain earnings and profits accumulated during the years when the Company or its predecessor was taxed as a C corporation, Catellus paid a one-time special dividend in order to distribute all of its C-corporation earnings and profits. The special E&P distribution of approximately $100 million in cash and 10.7 million shares of our common stock was paid to shareholders on December 18, 2003. The Company also paid its first quarterly dividend on November 25, 2003. As a REIT, Catellus’ current quarterly dividend is $0.27 per share. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control.

We have currently two primary reporting segments. The first segment, or Core Segment, reflects the part of our business that we expect will be ongoing and central to our future operations. The second segment, or Urban, Residential & Other Segment, reflects our urban and residential businesses, including residential lot development, urban development, and desert land sales, which we intend to transition out of over time, and REIT transition costs.

For more information about the Company’s reportable segments, see Note 13 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Our goal is to enhance stockholder value by implementing a focused business strategy that provides stable cash flow and growth opportunities. To accomplish this, we intend to:

•	Capitalize on our strengths and the stability of cash flows generated from our newly developed industrial rental portfolio with the long term goal of increasing the percentage of total revenue from industrial rents;

•	Increase our focus on lower-risk, higher return industrial property development and management;

•	Leverage our land development skills and selectively seek opportunistic land development projects outside of our core industrial business; and

•	Reinvest capital from our existing urban and residential properties into the industrial business.

We expect to pursue our investment objectives through the direct and indirect ownership, development, and management of properties. We intend to focus on properties in those markets where we currently have operations and in new markets selectively targeted by management. However, future investments or development activities will not be limited to any geographic area or to a specified percentage or amount of our assets. We intend to engage in such further investment and development activities in a manner that is consistent with the maintenance of our REIT status for federal income tax purposes. Although we generally prefer to own property directly, we may participate with other entities in property ownership through joint ventures or other types of co-ownership.

Our principal office is located at 201 Mission Street, San Francisco, California 94105; our telephone number at that location is (415) 974-4500; and our website address is www.catellus.com. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Other Items

Environmental Matters

For information about environmental matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Competition

The real estate industry is generally fragmented and characterized by significant competition. Numerous developers, owners of industrial, and other properties, and managers compete with us in seeking properties for acquisition, development, and management opportunities; tenants for buildings; purchasers for homes; and for non-strategic assets. There are competitors in each area in which we operate who have greater capital resources than we. There can be no assurance that the existence of such competition will not have a material adverse effect on our business, operations, and cash flow.

Employees, Contractors, and Consultants

At December 31, 2003, we had 232 employees in our consolidated company. We engage third parties to manage multi-tenant properties and properties in locations that are not in proximity to our regional or field offices. The Company’s employees are not represented by a collective bargaining agreement, and management considers its relations with employees to be good. In addition, we engage outside consultants such as architects and design firms in connection with our pre-development activities. We also employ third-party contractors on development projects for infrastructure and building construction, and retain consultants to assist us in a variety of areas at the project and corporate levels.

Working with organized labor is a critical component of many of our projects. With the high volume of construction activity in many of our markets, labor shortages and costs could significantly influence the success of projects. In addition, organized labor often plays a key role in community organizations and discretionary land use decisions concerning entitlements.

Item 2.    Properties

Our principal executive office is located in San Francisco, California, and we have regional or field offices in eleven other locations throughout the United States. We believe that our property and equipment are generally well maintained, in good condition, and adequate for our present needs.

Property Portfolio

Rental Portfolio

Our rental portfolio is comprised of commercial rental property, ground leases and other properties, and interests in several joint ventures. We own 38.2 million square feet of commercial rental property of which 89.4% is industrial, 8.2% is office, and 2.4% is retail. Since the end of 1995, our portfolio has expanded by more than 24 million square feet, or 171%, primarily through our development activities. We also own approximately 5,700 acres of land subject to ground leases, approximately 755,000 square feet of other rent generating properties located at our urban development projects, the majority of which is projected to be converted to redevelopment opportunities, and joint venture interests in two hotels and two office buildings.

Rental portfolio by state:

Square Feet by State—As of December 31, 2003

(in thousands, except for %’s)

	Industrial Square Feet	% of Total	Office Square Feet	% of Total	Retail Square Feet	% of Total	Total Square Feet	% of Total
Southern California	12,566	32.9%	574	1.5%	176	0.5%	13,316	34.9%
Northern California	5,773	15.2%	807	2.1%	481	1.3%	7,061	18.6%
Illinois	6,268	16.4%	585	1.5%	—	0.0%	6,853	17.9%
Texas	3,264	8.5%	869	2.3%	—	0.0%	4,133	10.8%
Colorado	2,353	6.2%	273	0.7%	100	0.3%	2,726	7.2%
Arizona	1,123	2.9%	—	0.0%	74	0.2%	1,197	3.1%
Ohio	966	2.5%	—	0.0%	—	0.0%	966	2.5%
Oregon	545	1.4%	57	0.1%	37	0.1%	639	1.6%
Kentucky	549	1.4%	—	0.0%	—	0.0%	549	1.4%
Maryland	471	1.2%	—	0.0%	—	0.0%	471	1.2%
Kansas	293	0.8%	—	0.0%	—	0.0%	293	0.8%

Total	34,171	89.4%	3,165	8.2%	868	2.4%	38,204	100.0%

Net book value of rental portfolio by property type:

	Net Book Value December 31,
	2003	2002	2001
	(In thousands)
Rental Portfolio
Industrial	$1,202,788	$1,134,890	$943,340
Office	386,438	372,795	297,707
Retail	99,198	100,882	96,263
Ground leases and other properties	169,127	176,430	138,708
Operating joint ventures	(19,876)	(10,920)	(13,026)

Subtotal	1,837,675	1,774,077	1,462,992
Accumulated depreciation	(418,455)	(366,772)	(325,130)

Total	$1,419,220	$1,407,305	$1,137,862

Rental revenue less property operating costs by property type:

	Rental Revenue Less Property Operating Costs(1) Year Ended December 31,
	2003	2002	2001
	(In thousands)
Rental Portfolio
Industrial	$135,591	$125,744	$111,409
Office	40,842	31,650	24,362
Retail	10,642	10,725	9,778
Ground leases and other properties	25,066	27,759	26,669

Rental revenue less property operating costs	212,141	195,878	172,218
Equity in earnings of operating joint ventures	6,898	8,277	8,833

Subtotal	219,039	204,155	181,051
Less: Discontinued operations	(1,312)	(2,755)	(2,981)

Total rental revenue less property operating costs	$217,727	$201,400	$178,070

(1)	Rental revenue less property operating costs includes equity in earnings of operating joint ventures.

Building Portfolio

Sixty-three percent of the total square footage of the rental buildings in our portfolio was constructed since 1995. Our goal is to continually upgrade the quality of our portfolio; correspondingly, certain older buildings and other properties may be sold over time.

Building portfolio, by type and year built, as of December 31, 2003:

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
	Industrial Property:
1	Ontario	CA	2003	Exel, Inc.	577,905	100.0%
2	Rancho Cucamonga	CA	2003	Sanyo Logistics Corporation	468,410	100.0%
3	Romeoville	IL	2003	APL Logistics Warehouse Mgmt. Svcs., Inc	346,146	100.0%
4	Shawnee	KS	2003	Ford Motor Company	223,200	100.0%
5	Denver	CO	2003	Whirlpool Corporation	171,438	100.0%
6	Denver	CO	2003	Western Paper Distributors Inc	147,885	100.0%
7	Portland	OR	2003	NIR, Inc.	96,608	100.0%
8	Minooka	IL	2002	Kellogg’s USA, Inc.	1,034,200	100.0%
9	Fontana	CA	2002	Exel, Inc.	830,000	100.0%
10	Manteca	CA	2002	Ford Motor Company	608,860	100.0%
11	Rancho Cucamonga	CA	2002	Ford Motor Company	449,370	100.0%
12	Romeoville	IL	2002	APL Logistics Warehouse Mgmt. Svcs., Inc	421,361	100.0%
13	Grand Prairie	TX	2002	Lagasse Bros., Inc.	398,364	26.6%
14	Shepherdsville	KY	2002	APL Logistics Warehouse Mgmt. Svcs., Inc	382,800	100.0%
15	Denver	CO	2002	Ford Motor Company	314,978	63.7%
16	Fort Worth	TX	2002	Ford Motor Company	252,000	100.0%
17	Denver	CO	2002	Kellogg’s USA, Inc.	144,511	100.0%
18	Fremont	CA	2002	ASUS Computer International, Inc.	105,821	100.0%
19	Denver	CO	2002	Colorado Health Systems, Inc.	90,126	100.0%
20	Denver	CO	2001	Aspen Pet Products, Inc.	360,118	100.0%
21	Denver	CO	2001	United Stationers Supply Co.	350,969	100.0%
22	Woodridge	IL	2001	Metro Exhibit Corporation	167,529	100.0%
23	Denver	CO	2001	Loving-Kayman, LLC	161,511	100.0%
24	Rancho Cucamonga	CA	2001	Scripto-Tokai Corporation	120,620	100.0%
25	Fremont	CA	2001	Synnex Information Technologies, Inc.	100,528	71.0%
26	Fremont	CA	2001	Synnex Information Technologies, Inc.	65,332	100.0%
27	Woodridge	IL	2000	Prairie Packaging, Inc.	513,674	100.0%
28	Ontario	CA	2000	New Balance Athletic Shoe, Inc.	504,530	100.0%
29	Grand Prairie	TX	2000	Quaker Sales & Distribution, Inc.	450,864	100.0%
30	Rancho Cucamonga	CA	2000	APL Logistics Warehouse Mgmt. Svcs., Inc	443,190	100.0%
31	Rancho Cucamonga	CA	2000	APL Logistics Warehouse Mgmt. Svcs., Inc	441,970	100.0%
32	Grand Prairie	TX	2000	APL Logistics Warehouse Mgmt. Svcs., Inc	422,622	100.0%
33	Ontario	CA	2000	The Hain Food Group	373,283	100.0%
34	Woodridge	IL	2000	Central American Distribution & Transpor	367,999	100.0%
35	Ontario	CA	2000	The Gillette Company	359,996	100.0%
36	Woodridge	IL	2000	Corporate Express Office Products, Inc.	263,007	88.2%
37	Oakland	CA	2000	United States Postal Service	147,500	100.0%
38	Rancho Cucamonga	CA	2000	Carpenter Technology Corporation	56,490	100.0%
39	Woodridge	IL	1999	The Gillette Company	532,560	100.0%
40	Grand Prairie	TX	1999	APL Logistics Warehouse Mgmt. Svcs., Inc	423,700	100.0%
41	Romeoville	IL	1999	APL Logistics Warehouse Mgmt. Svcs., Inc	402,266	100.0%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
42	Woodridge	IL	1999	Central American Warehouse Co.	396,489	100.0%
43	Woodridge	IL	1999	United States Intermodal Services, LLC	351,799	100.0%
44	Grand Prairie	TX	1999	APL Logistics Warehouse Mgmt. Svcs., Inc	343,200	100.0%
45	Fremont	CA	1999	Peripheral Computer Support	187,168	100.0%
46	Portland	OR	1999	Spicers Papers, Inc.	180,000	100.0%
47	Louisville	KY	1999	Clark Material Handling Company	166,600	100.0%
48	Woodridge	IL	1999	Samuel Manu-Tech, Inc.	165,173	100.0%
49	Portland	OR	1999	Synetics Solutions, Inc.	165,000	100.0%
50	Denver	CO	1999	The Sygma Network	156,139	100.0%
51	Woodridge	IL	1999	Packaging Consultants, Inc.	114,591	100.0%
52	Portland	OR	1999	Kinco International, Inc.	103,500	100.0%
53	Richmond	CA	1999	Kaiser Foundation Health Plan, Inc.	88,845	100.0%
54	Fremont	CA	1999	Fiberstars, Inc.	60,000	100.0%
55	Fremont	CA	1999	Sonic Manufacturing Technologies, Inc.	53,395	100.0%
56	Richmond	CA	1999	Kaiser Foundation Health Plan, Inc.	42,500	100.0%
57	Ontario	CA	1998	Sweetheart Holdings, Inc.	526,408	100.0%
58	Stockton	CA	1998	Kellogg’s USA Inc.	500,199	100.0%
59	Denver	CO	1998	Quantum Logistics, Inc.	325,999	100.0%
60	Woodridge	IL	1998	APL Logistics Warehouse Mgmt. Svcs., Inc	240,280	100.0%
61	City of Industry	CA	1998	Liberty Glove, Inc.	183,855	100.0%
62	Oakland	CA	1998	The Sleep Train, Inc.	176,826	63.2%
63	Woodridge	IL	1998	Trudeau Corporation (America), Inc.	159,258	100.0%
64	City of Industry	CA	1998	Graybar Electric Company, Inc.	140,380	100.0%
65	City of Industry	CA	1998	Unipac Shipping Co./Continental Agency	138,124	100.0%
66	Denver	CO	1998	Jupiter I dba Office Scapes	129,442	100.0%
67	City of Industry	CA	1998	Playhut, Inc.	109,448	100.0%
68	Fremont	CA	1998	Mouse Systems	102,626	100.0%
69	Fremont	CA	1997	Office Depot, Inc.	476,177	100.0%
70	Aberdeen	MD	1997	Saks & Company	470,707	100.0%
71	City of Industry	CA	1997	Viewsonic Corporation	298,050	100.0%
72	Union City	CA	1997	Spicers Paper, Inc.	234,588	100.0%
73	Garland	TX	1997	Interceramic, Inc.	227,023	100.0%
74	Garland	TX	1997	SpeedFC, Inc.	226,906	100.0%
75	Ontario	CA	1997	Tyco Healthcare Group, LP	180,608	100.0%
76	Fremont	CA	1997	Galgon Industries, Inc.	174,460	72.7%
77	Anaheim	CA	1997	Anixter Inc.	130,466	100.0%
78	Fremont	CA	1997	Victron, Inc.	127,452	100.0%
79	Ontario	CA	1997	Los Angeles Times Communications, LLC	37,000	100.0%
80	City of Industry	CA	1996	Owens & Minor West, Inc.	230,992	100.0%
81	Ontario	CA	1996	McLane Company, Inc.	201,454	100.0%
82	Fremont	CA	1996	Home Depot USA, Inc.	158,400	100.0%
83	Fremont	CA	1996	Menlo Logistics, Inc.	114,948	100.0%
84	Fremont	CA	1996	Y.C. Cable, Inc.	94,080	100.0%
85	Vernon	CA	1996	Lucky Brand Dungarees, Inc.	41,712	100.0%
86	Vernon	CA	1996	Monami Textile, Inc.	30,840	100.0%
87	Vernon	CA	1996	U.S. Plastic, Inc.	27,798	100.0%
88	Ontario	CA	1995	Dunlop Tire Corp.	300,136	100.0%
89	Santa Fe Springs	CA	1995	Spicers Paper, Inc.	100,000	100.0%

	Subtotal 1995-2003			(89 buildings)	23,285,282	97.5%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
1	Grove City	OH	1994	Abbott Laboratories	300,211	47.5%
2	Dallas	TX	1994	Interceramic, Inc	262,000	100.0%
3	Fullerton	CA	1994	Adams Rite Aerospace, Inc.	100,000	100.0%
4	Anaheim	CA	1994	Los Angeles Times Communications LLC	17,575	100.0%
5	Grove City	OH	1993	Lennox Industries	360,412	100.0%
6	Grove City	OH	1993	Mcgraw Hill	305,268	100.0%
7	Woodridge	IL	1993	Dollar Tree Stores, Inc.	261,400	100.0%
8	Ontario	CA	1992	THMX Holdings, LLC	149,406	100.0%
9	Livermore	CA	1992	Owens & Minor West	148,440	100.0%
10	Woodridge	IL	1992	Vistar Corporation	148,416	100.0%
11	Anaheim	CA	1992	Vacant	130,595	0.0%
12	Anaheim	CA	1992	Partition Installations, Inc.	79,846	100.0%
13	Vernon	CA	1992	John S. Dull & Associates, Inc.	47,000	100.0%
14	Anaheim	CA	1992	SCP Superior Acquisition Company, LLC	36,800	100.0%
15	Anaheim	CA	1992	Robert Bosch Tool Corporation	26,200	100.0%
16	City of Industry	CA	1991	Circuit City Stores, Inc.	449,049	100.0%
17	Woodridge	IL	1991	Graham Packaging Company, L.P.	265,062	73.7%
18	Woodridge	IL	1991	Argo Turboserve Corporation	116,544	100.0%
19	Union City	CA	1991	Classic Design Furnishings, Inc.	105,408	100.0%
20	Vernon	CA	1991	Brambles Info. Mgmt., Inc.	49,250	100.0%
21	Santa Fe Springs	CA	1991	Highlight Graphics	41,921	75.0%
22	Santa Fe Springs	CA	1991	Hotchkis Performance	35,973	100.0%
23	Vernon	CA	1991	Alto Products	30,840	100.0%
24	Santa Fe Springs	CA	1991	Polestar, Inc.	30,418	100.0%
25	Santa Fe Springs	CA	1991	Create Magic	14,644	91.8%
26	Santa Fe Springs	CA	1991	Dover Resources	11,814	89.0%
27	Ontario	CA	1990	Cott Beverages, Inc.	412,944	100.0%
28	Santa Fe Springs	CA	1990	La Salle Paper Company, Inc.	237,814	100.0%
29	Garland	TX	1990	Sears Logistics Services, Inc.	200,000	100.0%
30	Tempe	AZ	1990	Stinger Mac Accessories, Inc.	165,646	100.0%
31	Ontario	CA	1990	H. Tedmori, Inc.	141,150	100.0%
32	Livermore	CA	1990	Quality Packaging, Inc., The	131,128	100.0%
33	Union City	CA	1990	Tyco Printed Circuit Group Lp	116,993	100.0%
34	Vernon	CA	1990	Mister S	48,187	100.0%
35	Vernon	CA	1990	Vacant	26,923	0.0%
36	Vernon	CA	1990	Maruhana U.S.A., Corp.	26,653	100.0%

	Subtotal 1990-1994			(36 buildings)	5,031,930	92.1%

1	Stockton	CA	1989	Ralphs Grocery Co.	435,609	100.0%
2	Ontario	CA	1989	Toto USA, Inc.	405,864	100.0%
3	Anaheim	CA	1989	Nu Media Graphics, Inc.	39,285	100.0%
4	Anaheim	CA	1989	Shaxon Industries	28,185	100.0%
5	Santa Ana	CA	1989	Severn Trent Laboratories, Inc.	24,968	100.0%
6	Anaheim	CA	1989	Specification Seals Co.	24,955	100.0%
7	Anaheim	CA	1989	Automation Products	20,705	100.0%
8	Phoenix	AZ	1988	Freeport Logistics Inc.	206,263	100.0%
9	Vernon	CA	1988	Pepboys of California	137,307	100.0%
10	Tempe	AZ	1988	Eagle Global Logistics	133,291	100.0%
11	Carson	CA	1988	F.R.T. International, Inc.	133,240	100.0%
12	Carson	CA	1988	Expeditors International	118,545	100.0%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
13	Union City	CA	1988	Interamerican Motor Corporation	115,200	70.0%
14	Livermore	CA	1988	Trans Western Polymers, Inc.	92,022	100.0%
15	Vernon	CA	1988	Kardar Industries, Inc.	85,349	44.4%
16	Union City	CA	1988	Orthopedic Systems, Inc.	82,944	100.0%
17	Union City	CA	1988	National Retail Transportation, Inc.	77,760	100.0%
18	Livermore	CA	1988	Trans Western Polymers, Inc.	76,800	100.0%
19	Tustin	CA	1988	Terumo Cardiovascular Systems Corp.	69,763	100.0%
20	Tustin	CA	1988	GE Medical Systems Info Technologies,Inc	59,505	100.0%
21	Orange	CA	1988	Freedom Communications Inc.	54,177	100.0%
22	Santa Ana	CA	1988	Applied Industrial Technology, Inc.	36,225	100.0%
23	Los Angeles	CA	1988	Tanimura Distributing	31,311	100.0%
24	Rancho Cucamonga	CA	1987	Conagra Foods, Inc.	419,064	100.0%
25	Stockton	CA	1987	Ralphs Grocery Co.	314,392	100.0%
26	Phoenix	AZ	1987	Huhtamaki Plastics, Inc.	221,116	100.0%
27	Santa Fe Springs	CA	1987	Galleher Hardwood Company	98,882	100.0%
28	Union City	CA	1987	Am-Pac Tire Distribution, Inc.	88,704	61.7%
29	Union City	CA	1987	Pacific Cartage And Warehousing, Inc.	86,496	32.9%
30	Santa Fe Springs	CA	1987	Atlantic, Inc.	70,756	100.0%
31	Anaheim	CA	1987	Mintek Digital, Inc.	52,965	100.0%
32	Anaheim	CA	1987	Meiho Technology, Inc.	51,153	100.0%
33	Union City	CA	1987	EXP Pharmaceutical Waste Management, Inc	44,909	100.0%
34	Anaheim	CA	1987	United Media Services, Inc.	43,428	100.0%
35	Anaheim	CA	1987	Saint-Gobain Industrial Ceramics, Inc.	32,074	100.0%
36	Los Angeles	CA	1987	Tanimura Distributing	30,104	100.0%
37	La Mirada	CA	1986	Mohawk Industries, Inc.	220,000	100.0%
38	Union City	CA	1986	Runco International, Inc.	126,144	37.9%
39	Orange	CA	1986	Data Aire, Inc.	108,222	100.0%
40	Tempe	AZ	1986	Stolper-Fabralloy	101,601	100.0%
41	Tempe	AZ	1986	Southern Wine And Spirits	93,366	100.0%
42	Vernon	CA	1986	Jade Apparel, Inc.	77,184	100.0%
43	Tustin	CA	1986	Vacant	67,439	0.0%
44	Orange	CA	1986	Mailing And Marketing, Inc.	42,918	100.0%
45	Orange	CA	1986	Cano Container Corporation	35,000	100.0%
46	Vernon	CA	1986	Rayem Investments, Inc.	28,875	100.0%
47	Anaheim	CA	1985	Fremont Investment And Loan	20,769	100.0%

	Subtotal 1985-1989			(47 buildings)	4,964,834	93.6%

1	Sacramento	CA	1983	The Speed Merchant, Inc.	46,500	100.0%
2	Sacramento	CA	1983	The Speed Merchant, Inc.	21,976	100.0%
3	Sacramento	CA	1983	American River Flood Control	21,000	100.0%
4	Sacramento	CA	1983	American River Flood Control	21,000	100.0%
5	Fullerton	CA	1980	Equalizer, Inc.	97,056	100.0%
6	Vernon	CA	1980	Vacant	10,600	0.0%
7	Phoenix	AZ	1976	Willey Brothers, Inc.	78,327	64.8%
8	Tustin	CA	1975	ADC Telecommunications, Inc.	65,910	100.0%
9	Houston	TX	1975	Insituform Technologies, Inc.	57,058	100.0%
10	San Diego	CA	1971	R.C.P.S., Inc.	32,905	91.0%
11	San Diego	CA	1971	Refrigeration Supplies Distributor, Inc.	21,507	100.0%
12	San Diego	CA	1971	Ljungquist Enterprises, Inc.	18,001	100.0%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
13	San Diego	CA	1971	Biz Wiz, Inc.	14,401	100.0%
14	San Diego	CA	1971	California Board Sports	14,000	100.0%
15	San Diego	CA	1971	Transwestern Publishing Company, LLC	12,822	100.0%
16	San Diego	CA	1971	Tritek Telecom, Inc.	12,801	100.0%
17	San Diego	CA	1971	Nico & Associates, Inc.	12,599	100.0%
18	San Diego	CA	1971	Insight Systems	11,200	100.0%
19	San Diego	CA	1971	Graphic Communications, Inc.	9,928	100.0%
20	San Diego	CA	1971	Smalley & Company	9,600	100.0%
21	San Diego	CA	1971	Khaki, Mohammad R. And Salooti, Farzaneh	9,599	100.0%
22	San Diego	CA	1971	Taiwanese Amer. Found. Of San Diego, The	8,400	100.0%
23	Tustin	CA	1966	Action Wholesale Products, Inc.	39,600	100.0%
24	Phoenix	AZ	1950	RPS, Inc./ Fed Ex	83,317	100.0%
25	Phoenix	AZ	1950	Reliant Building Products Inc.	40,495	100.0%
26	Vernon	CA	1937	Griffith Micro Science, Inc.	48,315	100.0%
27	Topeka	KS	1931	America’s Industrial & Commercial Supply	70,266	100.0%

	Subtotal Pre-1985			(27 buildings)	889,183	95.4%

	Total Industrial			(199 buildings—Average Age 7.1 Years)	34,171,229	96.1%

	Office Property:
1	San Francisco	CA	2002	The Gap, Inc.	282,773	100.0%
2	Westminster	CO	2002	Allos Therapeutics, Inc.	151,412	97.5%
3	Glenview	IL	2002	DE Trading Corporation	116,015	41.4%
4	Coppell	TX	2002	Brink’s, Incorporated	101,844	100.0%
5	Westminster	CO	2001	American Skandia Life Assurance	121,461	100.0%
6	Woodridge	IL	1991	Argonne National Laboratory	97,964	83.4%
7	Anaheim	CA	1990	Fremont Investment & Loan	94,112	100.0%
8	Corona	CA	1990	Centex Homes	61,791	90.2%
9	Santa Ana	CA	1989	Orange, County of	66,106	100.0%
10	Chatsworth	CA	1988	101 Communications LLC	56,964	82.4%
11	Chatsworth	CA	1988	Washington Mutual Bank, FA	53,292	80.1%
12	Chatsworth	CA	1988	Physerv LLC	43,117	100.0%
13	San Jose	CA	1986	AON Service Corporation	70,903	65.5%
14	San Jose	CA	1986	Puma Technology Inc.	69,956	96.5%
15	Chatsworth	CA	1986	Washington Mutual Bank	60,175	99.7%
16	Orange	CA	1986	Control Air Conditioning Corp.	40,000	100.0%
17	San Jose	CA	1985	MCI Worldcom Communications, Inc	77,092	75.5%
18	San Jose	CA	1985	State Farm Mutual Automobile Insurance	71,514	88.5%
19	San Jose	CA	1985	Porter Novelli Inc.	69,952	93.4%
20	San Jose	CA	1985	Vacant	67,317	0.0%

	Subtotal 1985-2003			(20 buildings)	1,773,760	86.4%

1	Santa Ana	CA	1983	Nations Direct Lender Svcs.	52,133	83.1%
2	Portland	OR	1979	Anesthesiologists Associated	56,939	79.5%
3	Irving	TX	1978	General Motors Corporation	68,190	100.0%
4	Dallas	TX	1975	J. C. Penney Company, Inc.	474,554	92.2%
5	Dallas	TX	1975	J. C. Penney Company, Inc.	224,211	100.0%
6	Sacramento	CA	1975	Community Health Charities	21,357	54.7%
7	Sacramento	CA	1975	Butte County Superintendent	11,661	51.3%
8	Sacramento	CA	1975	Cal Assoc. For Local Econ Dev.	11,182	59.0%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
9	Sacramento	CA	1974	Volunteers Of America	53,696	77.3%
10	Newport Beach	CA	1972	Express Capital Lending, Inc.	24,018	100.0%
11	Newport Beach	CA	1972	United Auto Credit Corporation	22,727	84.0%
12	Chicago	IL	1903	Skidmore, Owings, & Merril	370,535	89.7%

	Subtotal Pre-1985			(12 buildings)	1,391,203	90.5%

	Total Office			(32 buildings)	3,164,963	88.2%

	Retail:
1	Tucson	AZ	2002	Vacant	51,242	0.0%
2	Tucson	AZ	2002	J & J Dental, P.C.	12,414	41.9%
3	Tucson	AZ	2002	Ole Mexican Grill	5,840	59.1%
4	Tucson	AZ	2002	Chinese Combo	4,950	79.8%
5	Emeryville	CA	2001	Michaels Stores, Inc.	23,923	100.0%
6	Emeryville	CA	1994	Home Depot USA, Inc.	117,000	100.0%
7	Emeryville	CA	1994	Home Depot USA, Inc.	102,501	100.0%
8	Emeryville	CA	1994	Sportmart, Inc.	96,954	100.0%
9	Emeryville	CA	1994	Pak ‘N Save	59,195	100.0%
10	Emeryville	CA	1994	Mattress Discounters Corporation	4,897	100.0%
11	Emeryville	CA	1994	Designs Cmal Store Inc.	3,561	100.0%
12	Emeryville	CA	1994	Jackson Hewitt	3,537	100.0%
13	Anaheim	CA	1985	AON Service Corporation	12,307	57.2%
14	Anaheim	CA	1985	Koosharem Corporation	10,668	46.9%

	Subtotal 1985-2003			(14 buildings)	508,989	85.7%

1	Woodland Hills	CA	1973	Toys R Us	72,765	98.8%
2	Woodland Hills	CA	1973	Shelley’s Stereo	11,317	100.0%
3	Denver	CO	1971	King SoopersInc.	99,627	87.9%
4	Livermore	CA	1970	Lucky Stores, Inc	69,648	96.2%
5	Tustin	CA	1968	Micro Center	39,600	100.0%
6	Portland	OR	1968	Bank of the West	25,284	70.3%
7	Portland	OR	1968	Hollywood Entertainment Corp	11,998	99.4%
8	Woodland Hills	CA	1965	Tower Records / MTS, Inc.	29,071	38.7%

	Subtotal Pre-1985			(8 buildings)	359,310	88.6%

	Total Retail			(22 buildings)	868,299	86.9%

	Grand Total			(253 buildings)	38,204,491	95.2%

Building Occupancy

The rental buildings were 95.2% leased as of December 31, 2003.

Rental portfolio occupancy by property type:

	As of December 31,
	2003	2002	2001
	(Square feet in thousands)
Industrial
Square feet owned	34,171	32,944	27,594
Square feet leased	32,833	31,337	26,103
Percent leased	96.1%	95.1%	94.6%
Office
Square feet owned	3,165	3,164	2,442
Square feet leased	2,792	2,807	2,260
Percent leased	88.2%	88.7%	92.5%
Retail
Square feet owned	868	868	864
Square feet leased	755	813	820
Percent leased	86.9%	93.7%	94.9%
Total
Square feet owned	38,204	36,976	30,900
Square feet leased	36,380	34,957	29,183
Percent leased	95.2%	94.5%	94.4%

Lease Expirations

Lease expirations by property type as of December 31, 2003 (in thousands, except for %’s):

Square Feet
Year	Industrial		Office		Retail		Total
	Sq Ft	% of Total	Sq Ft	% of Total	Sq Ft	% of Total	Sq Ft	% of Total
2004	3,794	11.5%	370	13.2%	115	15.3%	4,279	11.7%
2005	4,558	13.9%	643	23.0%	45	6.0%	5,246	14.4%
2006	3,515	10.7%	131	4.7%	70	9.3%	3,716	10.2%
2007	2,347	7.2%	531	19.0%	18	2.4%	2,896	8.0%
2008	3,515	10.7%	259	9.3%	96	12.7%	3,870	10.6%
2009	3,024	9.2%	169	6.1%	116	15.4%	3,309	9.1%
2010	2,505	7.6%	55	2.0%	16	2.1%	2,576	7.1%
2011	1,450	4.4%	142	5.1%	24	3.2%	1,616	4.4%
2012+	8,125	24.8%	492	17.6%	255	33.6%	8,872	24.5%

Total	32,833	100.0%	2,792	100.0%	755	100.0%	36,380	100.0%

Operating Joint Venture Portfolio

Catellus had direct or indirect equity interests in four joint ventures that owned rental properties during the year. The joint ventures provided us with cash distributions of $16.1 million and earnings of $6.9 million partially offset by cash contributions totalling $0.3 million to one joint venture for the year ended December 31, 2003. The joint venture agreements of these joint ventures contain provisions with certain safeguard features for our investments, such as voting rights in major decisions of the joint ventures, and venture partners’ consents on sales of a venture partner’s ownership interest.

In entering into joint venture transactions, we evaluate the merits and risks of the joint venture assets and structure as well as the financial condition of other co-ownership entities in making our investment decision. We have no formal policies on structural issues such as voting control requirements, veto powers, or purchase provisions, but instead, we evaluate the investment opportunity in its entirety when making such a decision.

We owned joint venture interests in the following operating properties for the years presented.

	No. of Ventures	Size	Ownership Interest	Equity in Earnings Year Ended December 31,
				2003	2002	2001
				(In thousands)
Hotel (1)	3	1,937 rooms	25-50%	$6,586	$8,213	$8,570
Office	1	202,000 sq. ft.	67%	312	64	263

Total	4			$6,898	$8,277	$8,833

(1)	Includes a hotel parking lot joint venture.

Ground Leases and Other Properties:

Ground Leases

We own approximately 5,600 acres of ground leases that we intend to hold but do not consider part of our primary rental portfolio. We expect that the level of income generated from this category will remain relatively constant over the next several years.

The following table summarizes our ground leases for the year ended December 31, 2003:

	Revenues	Property Operating Costs	Rental Revenue Less Property Operating Costs
	(In thousands)
Northern California	$13,217	$3,949	$9,268
Southern California	9,622	701	8,921
Other states	3,203	206	2,997

Totals	$26,042	$4,856	$21,186

Other Properties

In addition to 38.2 million square feet of buildings in our rental portfolio, we also own other income-generating properties at our urban development projects that we intend to convert to land development, two train stations, and ground leases that are being marketed for sale (1) (“Other Property”). As of December 31, 2003, our Other Property portfolio included 15 buildings aggregating approximately 755,000 square feet; several parking lots; and 100 acres of ground leases being marketed for sale. Approximately 52 acres of the 100 acres of ground leases were sold in January 2004. We expect that the level of income generated from this category will decline as development occurs and acres are sold over the next several years.

The following table summarizes our other property portfolio as of, and for, the year ended December 31, 2003:

	Number of Buildings	Square Feet(2)	Revenues(3)	Property Operating Costs(3)	Rental Revenue Less Property Operating Costs(3)
	(In thousands, except for number of buildings)
Northern California	11	628	$6,318	$4,192	$2,126
Southern California	4	127	5,947	3,237	2,710
Other states	—	—	401	1,357	(956)

Totals	15	755	$12,666	$8,786	$3,880

(1)	Ground leases being marketed for sale were previously combined with ground lease property above.
(2)	Other property is not included in the total square feet of rental portfolio.
(3)	These amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

Developable Land Inventory

As of December 31, 2003, we had developable land capable of supporting approximately 32.4 million square feet of Core segment development, approximately 11.6 million square feet of urban development and approximately 5,306 units of residential development. The majority of our commercial and residential developable land is entitled.

Estimated development potential in square feet of our consolidated land inventory as of December 31, 2003:

	Commercial	Residential	Hotel
	(Square feet in thousands)	(Lots or units)	(Rooms)
Core segment	32,431	—	—
Residential	—	2,148	—
Urban	11,598	3,158	500

Total	44,029	5,306	500

Entitled	42,702	5,192	500
Entitlements/approvals in progress	1,327	114	—

Net book value of our developable land inventory for the years presented:

	Net Book Value December 31,
	2003	2002	2001
	(In thousands)
Core segment	$168,890	$171,924	$188,527
Residential	56,223	52,850	52,108
Residential joint ventures	27,844	37,918	74,721
Urban	263,385	279,495	258,504

Subtotal	516,342	542,187	573,860
Accumulated depreciation	(11,758)	(10,699)	(9,888)

Total	$504,584	$531,488	$563,972

Core Segment Developable Land Inventory

Our existing Core segment developable land can support an estimated 32.4 million square feet of new commercial development based upon current entitlements.

In 2003, we invested approximately $35.2 million in the acquisition of land capable of supporting approximately 10.5 million square feet of commercial development.

The following table summarizes our Core segment developable land inventory and corresponding book value for the year ended December 31, 2003:

(Based on square feet, in thousands)

Project Name	Location	01/01/03 Square Feet	Year to Date Activity				12/31/03 Square Feet	% of Total	Book Value
			Adjustments(2)	Acquisitions	Sales/ Leases	Development
Southern California
Kaiser Commerce Center	San Bernardino County	3,214	—	—	(224)	(1,825)	1,165		$15,767
Crossroads Business Park(1)	Ontario	2,016	—	—	—	—	2,016		4,511
Rancho Pacific Distribution Centre	Rancho Cucamonga	318	—	—	(6)	—	312		4,169
San Bernardino	San Bernardino	—	—	865	—	—	865		2,955
Pacific Center	Anaheim	44	—	—	—	—	44		2,796

Subtotal Southern California		5,592	—	865	(230)	(1,825)	4,402	14%	30,198

Northern California
Pacific Commons	Fremont	3,634	(1,251)	—	—	(58)	2,325		7,318
Duck Creek	Stockton	2,000	—	—	—	—	2,000		2,643
Spreckels Business Park	Manteca	686	—	200	(300)	—	586		3,698
Regatta Business Park	Richmond	89	—	—	(89)	—	—

Subtotal Northern California		6,409	(1,251)	200	(389)	(58)	4,911	15%	13,659

Subtotal California		12,001	(1,251)	1,065	(619)	(1,883)	9,313	29%	43,857

Illinois
Minooka	Minooka	2,298	—	1,412	—	—	3,710		8,883
Internationale Centre	Woodridge	975	—	—	—	(117)	858		8,304
Prairie Glen Corporate Campus	Glenview	12	—	90	—	—	102		425
Joliet	Joliet	371	32	—	—	—	403		85
Internationale Centre West	Romeoville	102	(85)	—	(17)	—	—		—

Subtotal Illinois		3,758	(53)	1,502	(17)	(117)	5,073	16%	17,697

Texas
Hobby Business Park	Houston	1,969	(269)	—	—	—	1,700		1,254
Gateway Corporate Center	Coppell	1,120	—	—	—	—	1,120		10,967
Stellar Way Business Park	Grand Prairie	814	—	—	—	—	814		1,654
Gateway East Business Park	Garland	763	—	—	—	—	763		2,347
Plano	Plano	403	—	—	—	—	403		1,166
Ford	Ft. Worth	104	—	—	—	—	104		1,441

Subtotal Texas		5,173	(269)	—	—	—	4,904	15%	18,829

Project Name	Location	01/01/03 Square Feet	Year to Date Activity				12/31/03 Square Feet	% of Total	Book Value
			Adjustments(2)	Acquisitions	Sales/ Leases	Development
Other
Eastgate	Aurora, CO	—	—	4,000	—	—	4,000		8,076
Stapleton Business Park	Denver, CO	609	326	—	(185)	—	750		24,473
South Shore Corp. Park	Gresham/Portland, OR	1,111	(346)	—	(58)	—	707		5,639
Circle Point Corporate Center	Westminster, CO	685	—	—	(119)	—	566		20,819
Cedar Grove Business Park	Louisville, KY	545	—	—	—	—	545		1,665
Douglas Hill Business Park	Atlanta, GA	—	—	1,755	—	(977)	778		1,041
Santa Fe Industrial Center	Oklahoma City, OK	300	—	—	(300)	—	—		—
Ford Winchester	Winchester, VA	—		252	—	(252)	—		—
Ford Shawnee	Shawnee, KS	—		223	—	(223)	—		—
Quakertown, PA	Milford, Bucks County, PA	—	—	1,336	—	—	1,336		7,863
Carteret, NJ	Carteret, NJ	—	—	367	—	—	367		5,975

Subtotal Other		3,250	(20)	7,933	(662)	(1,452)	9,049	28%	75,551

Subtotal Outside of California		12,181	(342)	9,435	(679)	(1,569)	19,026

Total Owned Land		24,182	(1,593)	10,500	(1,298)	(3,452)	28,339	87%	155,934

Option/Controlled/Other Land
Alameda (FISC)	Alameda, CA	1,300	—	—	—	—	1,300	4%	3,776
Prairie Glen Corporate Campus	Glenview, IL	425	—	(90)	—	—	335	1%
Minooka	Minooka, IL	4,888	(1,019)	(1,412)	—	—	2,457	8%
Other	various	—	—	—	—	—	—		9,180

Total Inventory		30,795	(2,612)	8,998	(1,298)	(3,452)	32,431	100%	$168,890

(1)	All entitled except for 1,327 square feet included in Crossroads Business Park for which entitlement is in process.
(2)	Generally, adjustments are due to re-measurement. However, the adjustment for the Pacific Commons project was because of change in use.

Suburban Residential Land Inventory

The following table summarizes our residential land inventory activity as of, or for, the year ending December 31, 2003:

		1/1/03		12/31/03	12/31/03
	Ownership or Controlled Interest	Total Lots/Homes	Acquisitions (Sales)	Total Lots/Homes	Book Value (In thousands)
100% Owned Land Development (lots):
Vista Range, Commerce City, CO	100%	2,149	(2,149)	—	$—
Alameda, CA(1)	100%	485	(151)	334	10,767
Victoria by the Bay, Hercules, CA	100%	22	(22)	—	—
Westbluffs, Playa del Rey, CA(2)	100%	114	—	114	43,762
Other		—	—	—	1,694

Total 100% Owned Residential Land		2,770	(2,322)	448	56,223

Joint Venture Land Development (lots):
Serrano, Sacramento, CA	50%	1,190	(59)	1,131	24,543
Parkway, Sacramento, CA	50%	538	(120)	418	10,086
Talega, San Clemente, CA(3)	30%	1,226	(1,226)	—	—

		2,954	(1,405)	1,549	34,629
Joint Venture Home Building (units):
Bayport, Alameda, CA	33%	—	151	151	(6,910)
Talega Seniors, San Clemente, CA	50%	65	(65)	—	125

Total Residential Joint Venture Land		3,019	(1,319)	1,700	27,844

Total		5,789	(3,641)	2,148	$84,067

(1)	Of the 334 lots, we own 39 and have the option to purchase 295 lots.
(2)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act.
(3)	We redeemed our interest in this project during 2003.

Urban Land Inventory

Our existing entitled urban land inventory can support an estimated 11.6 million square feet of new development, 3,158 residential units, and a 500-room hotel. The chart below summarizes the estimated development potential of our current Urban land inventory as of December 31, 2003:

	Office	Retail	Residential	Hotel	Book Value
	(Net Rentable Sq. Ft. in thousands)		(Units)	(Rooms)	(In thousands)
Mission Bay (San Francisco, California)	4,537	548	3,158	500	208,705
Union Station (Los Angeles, California)	5,128	675	—	—	52,850
Santa Fe Depot (San Diego, California)	440	270	—	—	1,830

Total	10,105	1,493	3,158	500	263,385

Other Land Holdings

As of December 31, 2003, we own approximately 106,000 acres of land in the Southern California desert. The ownership of these desert properties is the result of historical land grants to our railroad predecessors. Because of its location, lack of contiguity among parcels, and other factors, much of this land currently is not suitable for traditional development activities. We have explored the potential for agricultural, mineral, water, telecommunications, energy, and waste management uses for these desert properties and concluded that the land, although valuable, does not fit within our overall business strategy.

We will continue to pursue sale, lease, and exchange opportunities involving public and private buyers, as well as other arrangements, to realize the optimum value of this land. These transactions are often complicated and, therefore, may take a significant amount of time to complete.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Gain on Non-Strategic Asset Sales of this Form 10-K for information regarding the aggregate total of non-strategic asset sales.

Item 3.    Legal Proceedings

The Company is subject to lawsuits, certain governmental proceedings (including environmental actions), and various environmental remediation orders of local governmental agencies, in each case arising in the ordinary course of business. Although the outcome of these lawsuits or other proceedings against the Company and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on our business, future results of operation, financial condition, or liquidity.

Although the Company is a party to routine proceedings incidental to its business, the Company is not a party to, nor is its property the subject of, any material pending legal proceeding, except as provided below.

On March 12, 2002, the Department of Toxics and Substance Control of the State of California (“DTSC”) notified the Company of an investigation of the Company, its general contractors, and subcontractors working for such general contractors, concerning the Mission Bay project. The investigation, which is ongoing, focuses on whether individuals and companies hauling soil within and from Mission Bay satisfied certain hazardous waste license/certification hauling requirements. The DTSC issued notices of violation, without fines or penalties, to the Company and one subcontractor on May 23, 2002, citing the subcontractor’s failure to qualify as a registered hazardous waste hauler. The Company is cooperating fully with the investigation. The Company does not anticipate that this investigation or any proceeding that may result from this investigation will have a material adverse impact on the Mission Bay project.

The Company owns approximately 47 acres located in the Westchester—Playa Del Rey area of Los Angeles, California adjacent to the Pacific Ocean and Ballona Wetlands (“West Bluffs”), which have an entitlement for the development of 114 single family homes but are subject to three legal actions. On October 6, 2000, a lawsuit (the “Coastal Act Lawsuit”) was filed by the Sierra Club et al. against the California Coastal Commission and the Company as a real party in interest in the San Francisco Superior Court challenging approvals issued by the California Coastal Commission for the development of the project. This suit was subsequently consolidated with an additional suit filed on February 9, 2001.

On December 13, 2000, the trial court denied petitioners’ request for a preliminary injunction in the Coastal Act Lawsuit. On January 11, 2001, petitioners appealed the trial court’s ruling, which resulted in the First District Court of Appeal (“First District”) enjoining any construction activity in the portion of the project within the coastal zone. This stay was dissolved on October 10, 2001, when the case was remanded to the trial court. On June 7, 2002, the trial court ruled in favor of the Company on the merits, denying the petitioners’ request for writ of mandate and for injunction. The petitioners subsequently filed a motion to stay construction in the coastal zone pending petitioners’ filing of an appeal of the trial court’s decision, which motion was granted on August 13, 2002. The petitioners then filed an appeal to the First District and sought and obtained a stay from that court pending resolution of the appeal. The appeal was fully briefed and a hearing was held on March 26, 2003. The First District issued its opinion affirming in full the San Francisco Superior Court finding in favor of the Company and dissolving the stay on April 11, 2003. Furthermore, on May 9, 2003, the First District denied the petitioners’ petition for rehearing. The petitioners filed a petition for review in the California Supreme Court on May 22, 2003. On July 23, 2003 the Supreme Court granted review, but on August 18, 2003, it denied petitioners’ request for a stay to prevent development of the project site. The case has been fully briefed, but a hearing date has not yet been set.

On March 26, 1999, the Coalition for Concerned Communities, Inc. et al. (the “Coalition”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations with respect to the West Bluffs project. On January 18, 2001, the Los Angeles Superior Court denied the Coalition’s petition and found in favor of the Company. On March 23, 2001, the Coalition filed a notice of appeal in the Second District Court of Appeal (“Second District”). On July 15, 2002, the Coalition filed a motion in the Second District to stop the development of the West Bluffs project until the final decision on the appeal, which motion was denied by the court on July 30, 2002. The Second District held a hearing on the merits on September 17, 2002 and submitted the matter. On March 17, 2003, the Second District vacated the submission and postponed rendering its decision. On May 19, 2003, the Coalition filed another motion in the Second District to stop the development of the West Bluffs project. On May 28, 2003, the Second District denied the Coalition’s motion. The Second District denied a subsequent stay request on August 19, 2003. On September 8, 2003, the Second District affirmed the trial’s court’s decision in favor of the Company. On October 20, 2003, the Coalition filed a petition for review in the California Supreme Court, which granted review on December 17, 2003. The review is limited to the issue of whether the Mello Roos Act affordable housing requirements apply to the West Bluffs project.

On July 16, 2003, three residents who live near the West Bluffs site filed a lawsuit in the Los Angeles Superior Court against the Company based upon a public easement theory. On August 26, 2003, the court denied plaintiffs’ motion for a preliminary injunction to stay development of the project. Two of the three residents have dismissed their claims. The Company has filed a motion for summary judgment as to the third resident and a hearing on that motion is scheduled for May 2004. A non-binding mediation is scheduled for April 2004, and trial is set to begin in August 2004.

The litigation process delayed the previously planned start of infrastructure construction. However, because the First District has dissolved the stay in the Coastal Act Lawsuit that prevented construction activity and no other legal impediments currently exist, the Company’s infrastructure construction on the West Bluffs site is progressing and the process of preparing the site for home construction is proceeding. Although the Company intends to proceed with the work needed to complete the West Bluffs project, there can be no assurance that further litigation proceedings with respect to the West Bluffs project will not result in additional delays. The Company is unable to predict the length of any such delay at this time. The Company does not believe that the litigation process will permanently prevent the Company from completing the West Bluffs project; however, there can be no assurance in that regard.

Also see Note 15, “Commitments and Contingencies,” of the accompanying Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock commenced trading on December 5, 1990, and is listed on the New York Stock Exchange under the symbol “CDX”. The following table sets forth for the periods indicated the high and low sale prices of the Company’s common stock as reported by Bloomberg Financial Markets:

	Common Stock Price
	High	Low
Year ended December 31, 2002
First Quarter	$19.67	$18.02
Second Quarter	$21.10	$19.67
Third Quarter	$20.79	$17.12
Fourth Quarter	$19.85	$16.85

Year ended December 31, 2003
First Quarter	$21.70	$19.05
Second Quarter	$23.29	$21.14
Third Quarter	$24.64	$22.10
Fourth Quarter	$26.59	$22.24

On March 5, 2004, there were approximately 15,993 holders of record of the Company’s common stock. The Company paid its first dividends on November 25, 2003, see REIT-related Distribution and Quarterly Dividends section in MD&A for detail of distribution and dividends.

The Company’s revolving credit facility includes a covenant restricting dividends, subject to certain exceptions, in any fiscal year to the greater of (i) 95% of Funds From Operations or (ii) such amount necessary for the REIT Guarantor to qualify as a REIT under the Internal Revenue Code. The first measurement for compliance with this covenant will be after completion of the 2004 fiscal year.

For detailed information regarding our equity compensation plans, see Equity Compensation Plan Information in Part III, Item 12.

Item 6.    Selected Financial Data

The following income statement and selected balance sheet data with respect to each of the years in the five-year period ended December 31, 2003, have been derived from our annual Consolidated Financial Statements. The operating data have been derived from our underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for a discussion of results of operations for 2003, 2002, and 2001.

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(In thousands, except per share data)
Statement of Operations Data:
Revenues
Rental revenue	$296,522	$263,809	$230,256	$201,935	$168,228
Sales revenue	204,271	139,604	245,804	451,096	347,005
Management, development and other fees	11,129	7,088	6,000	15,460	14,968

	511,922	410,501	482,060	668,491	530,201

Costs and expenses
Property operating costs	(85,693)	(70,686)	(61,019)	(54,002)	(45,617)
Cost of sales	(119,664)	(89,661)	(149,698)	(337,755)	(259,157)
Selling, general and administrative expenses	(55,747)	(43,695)	(45,826)	(61,476)	(46,487)
Depreciation and amortization	(70,156)	(62,407)	(51,622)	(45,685)	(38,365)

	(331,260)	(266,449)	(308,165)	(498,918)	(389,626)

Operating income	180,662	144,052	173,895	169,573	140,575

Other income
Equity in earnings of operating joint ventures, net	6,898	8,277	8,833	9,809	10,668
Equity in earnings of development joint ventures, net	32,849	29,232	25,978	27,780	10,152
Gain on non-strategic asset sales	22,950	7,264	3,909	46,279	6,803
Interest income	7,294	9,871	23,608	11,203	5,087
Other	3,744	9,196	5,740	235	329

	73,735	63,840	68,068	95,306	33,039

Other expenses
Interest expense	(61,849)	(59,735)	(56,013)	(49,541)	(37,995)
REIT transition costs	(7,262)	—	—	—	—
Other	(2,541)	(2,021)	(17,475)	(19,849)	(15,164)

	(71,652)	(61,756)	(73,488)	(69,390)	(53,159)

Income before minority interests, income taxes, discontinued operations, and extraordinary items	182,745	146,136	168,475	195,489	120,455
Minority interests	—	(6,106)	(6,142)	(10,701)	(3,247)

Income before income taxes, discontinued operations, and extraordinary items	182,745	140,030	162,333	184,788	117,208

Income tax (expense) benefit:
Current(1)	(201,339)	(32,158)	(16,304)	(12,539)	(17,339)
Deferred(1)	246,855	(21,385)	(49,499)	(62,030)	(30,072)

	45,516	(53,543)	(65,803)	(74,569)	(47,411)

Income from continuing operations	228,261	86,487	96,530	110,219	69,797

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	6,129	13,748	—	—	—
Income (loss) from discontinued operations	409	421	(9)	788	423

Net gain (loss) from discontinued operations	6,538	14,169	(9)	788	423

Income before extraordinary items	234,799	100,656	96,521	111,007	70,220
Extraordinary items	—	—	—	—	26,652

Net income	$234,799	$100,656	$96,521	$111,007	$96,872

Net income per share—assuming dilution:
Income from continuing operations	$2.23	$0.86	$0.85	$0.92	$0.58
Income from discontinued operations	0.07	0.15	—	0.01	0.01

Before extraordinary items	2.30	1.01	0.85	0.93	0.59
Extraordinary items	—	—	—	—	0.22

Net income per share after extraordinary items—assuming dilution	$2.30	$1.01	$0.85	$0.93	$0.81

Average number of common shares outstanding—assuming dilution	102,171	100,118	113,340	119,672	119,801

(1)	2003 current and deferred tax changes due primarily to REIT conversion, see income tax section of MD&A.

	Year Ended December 31,
	2003	2002	2001	2000		1999
	(In thousands, except percentages)
Balance Sheet Data:
Total properties, net	$2,051,143	$2,048,158	$1,921,951		$1,705,538		$1,649,171
Total assets	$2,595,309	$2,695,449	$2,415,515		$2,274,416		$1,853,106
Mortgage and other debt	$1,378,054	$1,500,955	$1,310,457		$1,134,563		$875,564
Total stockholders’ equity	$709,681	$545,969	$435,257		$683,245		$590,972
Cash Flow Data:
Net cash provided by operating activities	$207,868	$187,146	$341,764		$296,013		$183,864
Net cash used in investing activities	$(250,536)	$(333,285)	$(267,553)		$(224,161)		$(238,388)
Net cash (used in) provided by financing activities	$(186,328)	$198,371	$(188,074)		$229,296		$36,959
Other Operating Data:
FFO(1)	$208,955	$174,382	$153,550	$	N/A	$	N/A
Buildings owned (square feet)	38,204	36,976	30,900		28,756		24,743
Leased percentage	95.2%	94.5%	94.4%		95.7%		93.6%
Debt to total market capitalization(2)	35.7%	46.5%	45.1%		37.9%		38.9%
Capital investments(3)	$338,875	$336,985	$432,579		$436,884		$540,024
Other Data:
Total market capitalization(4)	$3,856,000	$3,231,000	$2,903,000		$2,991,000		$2,249,000

(1)	See FFO definition on page 24.
(2)	Represents the ratio of total debt to equity market capitalization (based on the number of common shares outstanding at the end of the period indicated multiplied by the closing stock price for each respective period) plus total debt. Debt-to-Equity ratio would have been 55.6% at year ended December 31, 2003.
(3)	Represents expenditures for commercial and residential development for projects to be developed and sold or held for rental. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cash Flows From Investing Activities in this Form 10-K.
(4)	Represents the number of common shares outstanding multiplied by the closing stock price at the end of the period indicated plus mortgage and other debt.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company:

Catellus Development Corporation is a publicly traded real estate development company that began operating as a REIT effective January 1, 2004. We operated as a C-corporation through December 31, 2003. We focus on managing, acquiring, and developing predominantly industrial rental property in many of the country’s major distribution centers and transportation corridors. Catellus’ principal objective is sustainable, long-term growth in earnings, which we seek to achieve by applying our strategic resources: a lower-risk/higher-return rental portfolio, a focus on expanding that portfolio through development, and the deployment of our proven land development skills to select opportunities where we can generate profits to recycle back into our core industrial business.

Catellus was originally formed in 1984 to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders effective in 1990. Our railroad heritage gave us a diverse base of developable properties located near transportation corridors in major western United States markets. This land has proven suitable for the development of a variety of product types, including industrial, retail, office, and residential. Over time, we have expanded our business by acquiring land suitable for primarily industrial development in many of the same suburban locations where we have an established presence.

Our rental portfolio provides a relatively consistent source of earnings and our development activities provide cash flow through sales of land or the conversion of our developable land to property that is either added to our portfolio or sold to tenants, developers, investors or other interested parties. We invest in new land to ensure our potential for growth. As of December 31, 2003, we owned 38.2 million square feet of commercial rental properties, of which approximately 89.4% is industrial space. Our industrial rental portfolio is geographically diverse, located in major transportation corridors and distribution centers such as Southern California, Chicago, Dallas, with plans to expand to Atlanta and New Jersey. The majority of our rental portfolio is of newer construction and leased to diverse, high quality tenants through long-term leases with staggered lease expirations.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, including job costing, allowances for doubtful accounts, environmental and legal reserves, and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue and profit recognition

Our revenue is primarily derived from two sources: rental revenue from our rental portfolio and property sales.

Rental revenue is recognized when due from tenants. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease. The financial terms of leases are contractually defined. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy.

Revenue from sales of properties is recognized using the accrual method. If a sale does not qualify for the accrual method of recognition, other deferral methods are used as appropriate including the percentage-of-completion method. In certain instances, when we receive an inadequate cash down payment and take a promissory note for the balance of the sale price, the sale is deferred until such time as sufficient cash is received to meet minimum down payment requirements. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. A change in circumstances that causes the estimate of future costs, such as carrying costs, and construction costs, to increase or decrease significantly would affect the gain or loss recognized on future sales.

Impairment of real estate assets

We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results;

•	a significant change in the manner in which an asset is used; and

•	an accumulation of costs significantly in excess of the amount originally expected to construct an asset.

Real estate is stated at cost using the methodology described as follows: (a) for operating properties and properties held for development a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling price, less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on projected and probability weighted discounted cash flow method using an estimated market discount rate. When performing impairment review, we consider capitalized interest and other expenses as costs of development in costs projections; value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

Capitalization of costs

We capitalize direct construction and development costs, including predevelopment costs, property taxes, insurance, and certain indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. Interest is capitalized in accordance with FAS 34. Costs previously capitalized related to any abandoned sales or acquisitions opportunities are written off. Should development activity decrease, a portion of interest, property taxes, insurance, and certain general and administrative costs would no longer be eligible for capitalization and would be expensed as incurred.

Allowance for doubtful accounts

We make estimates with respect to the collectability of our receivables and provide for doubtful accounts based on several factors, including our estimate of collectability and the age of the outstanding balances. Our estimate of collectability is based on our contacts with the debtors, collection agencies, our knowledge of the debtors’ credit and financial condition, debtors’ payment terms, and current economic trends. If a debtor becomes insolvent or files for bankruptcy, we provide an allowance for the entire outstanding amount of the debtors’ receivable. Significant judgments and estimates must be made and used in connection with establishing allowances in any accounting period. Material differences may result in the amount and timing of our allowances for any period if adverse general economic conditions cause widespread financial difficulties among our tenants.

Environmental and legal reserves

We incur ongoing environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We maintain a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold; these reserves, when established, are expensed. Costs relating to undeveloped land are capitalized as part of development costs, and costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold; these costs are anticipated to be incurred over a period of twenty years. Our estimates are developed based on reviews that took place over many years based upon then-prevailing law and identified site conditions. Because of the breadth of our portfolio, and past sales, we are unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting cleanup requirements, and a material expense may be recorded.

We are a party to a number of legal actions arising in the ordinary course of business. We cannot predict with certainty the final outcome of the proceedings. Where appropriate, we have established reserves for potential liabilities related to legal actions or threatened legal actions. Environmental and legal reserves are established based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time. Should the circumstances affecting these estimates change significantly, a material expense would be recognized.

Income taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on interpretation of tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes. The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Where we have taken a deduction for a non-routine transaction in which the tax impact is uncertain, no financial statement benefit is taken until the impact is certain. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, our inability to qualify as a REIT, the potential for built-in-gain recognition, changes in the assessment of properties to be contributed to Taxable REIT Subsidiaries (“TRS”), and changes in tax laws. Adjustments required in any given period are included within the tax provision in the statement of operations and/or balance sheet. Any applicable interest charges associated with an audit settlement would be recorded as interest expense. These adjustments could materially impact our statement of operations and liquidity.

Business Segment Descriptions:

Our reportable segments are based on our method of internal reporting, which disaggregates our business between long-term operations and those which we intend to transition out of over the next several years and before the adjustments for discontinued operations. We have two reportable segments: Core segment and Urban, Residential and Other segment (“URO”). Core Segment includes (1) the management and leasing of our rental portfolio, (2) commercial development activities, which focuses on acquiring and developing suburban commercial business parks for our own rental portfolio and selling land and/or buildings that we have developed to users and other parties; and (3) select land development opportunities where we can utilize our land development skills with minimal capital investment. URO includes the remaining residential projects, urban development activities and desert land sales, and assets we intend to transition out of over time and REIT transition costs.

Funds From Operations

In conjunction with the REIT conversion, we will provide Funds From Operations (“FFO”) as a supplemental measure of performance calculated in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of certain assets, cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding depreciation on personal property) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Our management generally believes that FFO, as defined by NAREIT, is a meaningful supplemental measure of operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO does include gains on sales of land and build-to-suit development projects. In presenting our FFO prior to operating as a REIT (which was effective January 1, 2004), we included “hypothetical tax savings” that would have occurred had we been a REIT during the periods presented. We believe that presenting FFO as adjusted for hypothetical tax savings provides investors and analysts with a useful comparison of the hypothetical tax impacts of a REIT structure.

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO or interpret the NAREIT definition differently and, accordingly, FFO as disclosed by other REITs may not be comparable to FFO as used by us. FFO is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows from operations as a measure of liquidity. We believe that FFO provides relevant information about our operations and is useful, along with net income, for an understanding of our operating activities.

Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

Below is a summary of net income by segment and FFO for the year ended December 31, 2003:

	Core	URO	Total(b)
	(In thousands)
Revenue
Rental revenue	$298,733	$—	$298,733
Sales revenue	86,980	155,006	241,986
Management, development and other fees	5,731	5,398	11,129

	391,444	160,404	551,848

Costs and expenses
Property operating costs	(86,592)	—	(86,592)
Cost of sales	(75,537)	(71,627)	(147,164)
Selling, general and administrative expenses	(32,241)	(23,506)	(55,747)
Depreciation and amortization	(69,662)	(827)	(70,489)

	(264,032)	(95,960)	(359,992)

Operating income	127,412	64,444	191,856

Other income
Equity in earnings of operating joint ventures, net	6,898	—	6,898
Equity in earnings of development joint ventures, net	(107)	32,956	32,849
Gain on non-strategic asset sales	—	22,950	22,950
Interest income	3,396	3,903	7,299
Other	3,052	692	3,744

	13,239	60,501	73,740

Other expenses
Interest expense	(62,152)	—	(62,152)
REIT transition costs	—	(7,262)	(7,262)
Other	(2,632)	91	(2,541)

	(64,784)	(7,171)	(71,955)

Income taxes benefit (expense)	88,268	(47,110)	41,158

Net income	164,135	70,664	234,799
Depreciation	70,318	284	70,602
Less gain on rental property sales	(10,364)	—	(10,364)

NAREIT defined funds from operations (FFO)	224,089	70,948	295,037
Additional adjustments
Hypothetical tax benefit(a)	(86,082)	—	(86,082)

FFO as adjusted for hypothetical tax benefit	$138,007	$70,948	$208,955

(a)	Hypothetical tax benefit represents the tax benefit effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the taxable REIT subsidiary was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to consolidated financial statements for reconciliation to statement of operations.

Below is a summary of net income by segment and FFO for the year ended December 31, 2002:

	Core	URO	Total(b)
	(In thousands)
Revenue
Rental revenue	$267,807	$—	$267,807
Sales revenue	91,007	78,750	169,757
Management, development and other fees	3,015	4,073	7,088

	361,829	82,823	444,652

Costs and expenses
Property operating costs	(71,929)	—	(71,929)
Cost of sales	(55,649)	(41,913)	(97,562)
Selling, general and administrative expenses	(26,253)	(17,442)	(43,695)
Depreciation and amortization	(61,932)	(1,507)	(63,439)

	(215,763)	(60,862)	(276,625)

Operating income	146,066	21,961	168,027

Other income
Equity in earnings of operating joint ventures, net	8,277	—	8,277
Equity in earnings of development joint ventures, net	—	29,232	29,232
Gain on non-strategic asset sales	—	7,264	7,264
Interest income	3,920	5,951	9,871
Other	8,945	251	9,196

	21,142	42,698	63,840

Other expenses
Interest expense	(60,776)	—	(60,776)
Other	(1,813)	(210)	(2,023)

	(62,589)	(210)	(62,799)

Minority interests	(6,106)	—	(6,106)
Income taxes expense	(36,526)	(25,780)	(62,306)

Net income	61,987	38,669	100,656
Depreciation	62,880	935	63,815
Less gain on rental property sales	(25,742)	—	(25,742)

NAREIT defined funds from operations (FFO)	99,125	39,604	138,729
Additional adjustments
Hypothetical tax savings(a)	35,653	—	35,653

FFO as adjusted for hypothetical tax savings	$134,778	$39,604	$174,382

(a)	Hypothetical tax savings represents the tax savings effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the taxable REIT subsidiary was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to consolidated financial statements for reconciliation to statement of operations.

Below is a summary of net income by segment and FFO for the year ended December 31, 2001:

	Core	URO	Total(b)
	(In thousands)
Revenue
Rental revenue	$234,881	$—	$234,881
Sales revenue	137,445	108,359	245,804
Management, development and other fees	3,824	2,176	6,000

	376,150	110,535	486,685

Costs and expenses
Property operating costs	(62,663)	—	(62,663)
Cost of sales	(75,102)	(74,596)	(149,698)
Selling, general and administrative expenses	(27,691)	(18,135)	(45,826)
Depreciation and amortization	(50,816)	(1,642)	(52,458)

	(216,272)	(94,373)	(310,645)

Operating income	159,878	16,162	176,040

Other income
Equity in earnings of operating joint ventures, net	8,833	—	8,833
Equity in earnings of development joint ventures, net	9	25,969	25,978
Gain on non-strategic asset sales	—	3,909	3,909
Interest income	21,577	2,031	23,608
Other	2,081	3,659	5,740

	32,500	35,568	68,068

Other expenses
Interest expense	(58,145)	—	(58,145)
Other	(4,782)	(12,719)	(17,501)

	(62,927)	(12,719)	(75,646)

Minority interests	(6,059)	(83)	(6,142)
Income taxes expense	(50,227)	(15,572)	(65,799)

Net income	73,165	23,356	96,521
Depreciation	52,163	1,080	53,243
Less gain on rental property sales	(37,553)	—	(37,553)

NAREIT defined funds from operations (FFO)	87,775	24,436	112,211
Additional adjustments
Hypothetical tax savings(a)	41,339	—	41,339

FFO as adjusted for hypothetical tax savings	$129,114	$24,436	$153,550

(a)	Hypothetical tax savings represents the tax savings effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the taxable REIT subsidiary was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to consolidated financial statements for reconciliation to statement of operations.

Ten Largest Tenants

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of December 31, 2003
The Gap	CA	Office	6.6%
APL Logistics, Inc	CA, IL, KY, TX	Industrial	5.1%
Ford Motor Company	CA, CO, TX, KS	Industrial	2.6%
Exel Corporation	CA	Industrial	2.0%
J.C. Penney Company	TX	Office	2.0%
Kellogg’s USA, Inc.	CA, IL, CO	Industrial	1.9%
Home Depot USA, Inc.	CA(1)	Industrial/Retail	1.6%
Office Depot, Inc.	CA	Industrial/Retail	1.5%
Gillette Company	CA, IL	Industrial	1.4%
Spicers/LaSalle Paper	CA, OR	Industrial	1.3%

(1)	Includes 117,000 SF lease doing business as Home Expo.

Rental Revenue less Property Operating Costs

Rental revenue less property operating costs has increased since 2001 primarily because of building additions, partially offset by properties sold. We added a net 1.2 million square feet in 2003, 6.1 million square feet in 2002, and 2.1 million square feet in 2001 to our rental portfolio. Rental revenue less property operating costs for 2003, 2002, and 2001, are summarized as follows:

	Year Ended December 31,		Difference 2003/2002	Year Ended December 31,		Difference 2002/2001
	2003	2002		2002	2001
	(In thousands)
Rental revenue less property operating costs:
Same space(1)	$147,633	$151,365	$(3,732)	$136,494	$132,212	$4,282
Properties added to portfolio	40,283	14,806	25,477	31,768	13,458	18,310
Properties sold from portfolio	988	2,699	(1,711)	591	3,852	(3,261)
Ground leases	23,237	27,008	(3,771)	27,025	22,696	4,329

Total(2)	$212,141	$195,878	$16,263	$195,878	$172,218	$23,660

(1)	Same Space properties were owned and operated for the entire current year and the entire immediate preceding year.
(2)	These amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

We do not expect substantial changes in rental income from our Same Space rental portfolio; rather, we expect that growth in overall portfolio rental income will result primarily from new properties we will add to our rental portfolio over time.

Gain on Property Sales:

Year Ended December 31, 2003	Core		URO	Total
	(In thousands)
Building Sales
Sales Proceeds	$62,175		$19,598	$81,773
Cost of Sales	(52,037)		(18,237)	(70,274)

Gain	10,138		1,361	11,499

Land/Lot Sales
Sales Proceeds	14,301		128,602	142,903
Cost of Sales	(10,026)		(52,581)	(62,607)

Gain	4,275		76,021	80,296

Ground Lease and Other Sales
Sales Proceeds	10,504		6,806	17,310
Cost of Sales	(13,474	)(1)	(809)	(14,283)

Gain (loss)	(2,970)		5,997	3,027

Total sales proceeds	86,980		155,006	241,986
Total cost of sales	(75,537)		(71,627)	(147,164)

Total gain on property sales	$11,443		$83,379	$94,822

(1)	Included $6.7 million of impairment charges to certain developable land projects in 2003.

Year Ended December 31, 2002	Core	URO	Total
	(In thousands)
Building Sales
Sales Proceeds	$34,211	$—	$34,211
Cost of Sales	(12,534)	—	(12,534)

Gain	21,677	—	21,677

Land/Lot Sales
Sales Proceeds	52,563	71,554	124,117
Cost of Sales	(42,932)	(39,267)	(82,199)

Gain	9,631	32,287	41,918

Ground Lease and Other Sales
Sales Proceeds	4,233	7,196	11,429
Cost of Sales	(183)	(2,646)	(2,829)

Gain	4,050	4,550	8,600

Total sales proceeds	91,007	78,750	169,757
Total cost of sales	(55,649)	(41,913)	(97,562)

Total gain on property sales	$35,358	$36,837	$72,195

Year Ended December 31, 2001	Core	URO	Total
	(In thousands)
Building/Home Sales
Sales Proceeds	$78,595	$9,621	$88,216
Cost of Sales	(43,234)	(8,078)	(51,312)

Gain	35,361	1,543	36,904

Land/Lot Sales
Sales Proceeds	34,989	88,679	123,668
Cost of Sales	(21,050)	(59,634)	(80,684)

Gain	13,939	29,045	42,984

Ground Lease and Other sales
Sales Proceeds	23,861	10,059	33,920
Cost of Sales	(10,818)	(6,884)	(17,702)

Gain	13,043	3,175	16,218

Total sales proceeds	137,445	108,359	245,804
Total cost of sales	(75,102)	(74,596)	(149,698)

Total gain on property sales	$62,343	$33,763	$96,106

Core segment property sales are generated from the following sources: 1) purchase options exercised by existing tenants for rental properties; 2) sale of older rental properties to improve the overall quality of our rental portfolio, and 3) select land parcels within our development projects.

URO segment sales include all remaining residential and urban projects, and desert land sales.

Sales revenue less cost of sales decreased $23.9 million and $27.0 million in our Core segment in 2003 and 2002, respectively. The decreases in our Core segment in 2003 and 2002 were because of lower rental building and build-to-suit gains of $11.5 million and $13.7 million; lower land sale gains of $5.4 million and $4.3 million; and lower ground lease and other gains of $7.0 million and $9.0 million, respectively. The 2003 cost of sales in our Core segment included $6.7 million of impairment charges to certain developable land projects.

Sales revenue less cost of sales increased $46.5 million and $3.1 million in our URO segment in 2003 and 2002, respectively. The increases in our URO segment in 2003 and 2002 were due to higher land and lots gains of $43.7 million and $3.2 million, respectively.

In our Core segment, during 2003, we sold four operating properties totaling 797,000 square feet of building space, two build-to-suit buildings totaling 1.1 million square feet, closed on the sale of improved land capable of supporting 1.2 million square feet of commercial development, and sold 51.9 acres of ground leases. In addition, $2.2 million of deferred profits were recognized in 2003. During 2002, we sold six operating properties totaling 769,000 square feet of building space, closed on the sale of improved land capable of supporting 3.8 million square feet of commercial development, and closed on the sale of 3.1 acres of ground leases.

In our URO segment, during 2003, we sold 26 condominiums and 1.0 acres of land capable of supporting development of 105 condominium units from the Mission Bay project, 2.7 acres of land capable of supporting development of 710 condominium units from the Santa Fe Depot project, closed on the sale of 3,081 residential lots and sold 3,833 acres of ground leases. In addition, we redeemed our investment interests in the Talega joint venture in 2003. During 2002, we sold 1.6 acres of land capable of supporting development of 275 condominiums from the Santa Fe Depot project, closed on the sales of 456 residential lots and sold 1,035.6 acres of ground leases. In addition, in 2002, the gains from our URO segment also included $2.1 million of our portion of profit participation related to certain properties that were sold in the prior year (see Variability in Results section). We plan to transition out of the residential and historic urban development activities, and desert land over time.

Management, Development and Other Fees

Management, development and other fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects, a loan guarantee fee. Management, development and other fees in our Core segment increased $2.7 million in 2003 primarily because of the recognition of certain deferred construction management fees related to a construction management contract with a ground lease lessee. Management, development and other fees in our Core segment decreased $0.8 million in 2002 primarily because of a decrease in development and management fees related to a construction management contract with a ground lease lessee of $3.0 million due to decrease in construction activities, partially offset by new fees included in 2002 from management fees related to two build-to-suit construction management contracts for $1.4 million and from construction management fees related to investments in three unconsolidated joint ventures in Colorado of $1.0 million.

Management, development and other fees in our URO segment increased $1.3 million and $1.9 million in 2003 and 2002, respectively, primarily because of new loan guarantee fees in 2003 and higher development management activities related to a joint venture development at the Mission Bay project in 2003 and 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.0 million and $6.1 million in our Core and URO segments in 2003, respectively, primarily because of one-time severance costs and early vesting charges related to a reduction of staff. Included in selling, general and administration expenses is $12.2 million related to severance, early vesting charges, and charges related to the exchange of options into restricted stock in conjunction with the REIT conversion. Selling, general and administrative expenses decreased $1.4 million and $0.7 million in our Core and URO segments in 2002, respectively, primarily due to decreased employee related expenses.

Depreciation and Amortization Expense

The increases in depreciation and amortization expense of $7.7 million and $11.1 million in our Core segment in 2003 and 2002, respectively, were primarily attributable to the new buildings added to the portfolio. In 2003 and 2002, we added 1.2 million net square feet and 6.1 million net square feet of building space, respectively, to our portfolio. Depreciation and amortization expense decreased $0.7 million in our URO segment in 2003, while the same expense in 2002 was relatively flat.

Other Income

Equity in Earnings of Operating Joint Ventures

Equity in earnings of operating joint ventures, net, decreased by $1.4 million and $0.6 million in 2003, and 2002, respectively. The decreases in 2003 and 2002 were primarily because of lower occupancies in hotels owned by two joint ventures and higher interest expense due to a refinancing at a joint venture.

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net is primarily generated in our URO segment. The tables below summarize our share of the activities of joint ventures for the years ended December 31, 2003, 2002 and 2001. The 2003 increase in our gain from sales was primarily because of higher sales margins from the Talega joint venture, partially offset by lower sales volumes from Parkway, Serrano, and Talega Village. The increase in our gain on sales in 2002, compared to 2001, was primarily because of increase in sales volume, partially offset by the sale of our investment interest in the Brookfield joint venture during 2001 (see Variability in Results section). Although our preference is generally to own property directly, we may participate with other entities in property ownership through joint ventures or other types of co-ownership.

	Year ended December 31, 2003				Year ended December 31, 2002				Year ended December 31, 2001
Projects	Lots/ Homes Sold	Sales/Loss	Cost of Sales	Gain (loss)	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)	Lots/ Homes Sold	Sales/Gain	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Brookfield	—	$—	$—	$—	—	$—	$—	$—	524	$77,013	$(62,611)	$14,402
Talega Village	65	34,648	(31,409)	3,239	118	64,973	(60,538)	4,435	100	51,359	(48,566)	2,793
Serrano	59	42,891	(37,299)	5,592	940	73,852	(66,955)	6,897	53	35,915	(34,389)	1,526
Talega(1)	467	153,033	(132,060)	20,973	772	78,143	(73,111)	5,032	109	34,855	(30,945)	3,910
Parkway	120	11,493	(8,341)	3,152	822	61,259	(48,391)	12,868	190	16,260	(12,922)	3,338
Other	—	(107)	—	(107)	—	—	—	—	—	9	—	9

Total	711	$241,958	$(209,109)	$32,849	2,652	$278,227	$(248,995)	$29,232	976	$215,411	$(189,433)	$25,978

(1)	We sold our interest in this joint venture in 2003.

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets increased $15.7 million and $3.4 million in 2003 and 2002, respectively. The increases were primarily because of higher sales of remaining desert property; however, because the non-strategic asset inventory is depleting, we expect future gain on non-strategic asset sales to occur in several transactions over the next few years (see Variability in Results section).

Interest Income

Interest income decreased $0.5 million and $17.7 million in our Core segment in 2003 and 2002, respectively, because of lower interest from short-term investments as average cash balances and average interest rates were lower in 2003 and 2002. Interest income decreased $2.0 million in our URO segment in 2003 because certain seller notes were paid off in 2003. Interest income increased $3.9 million in our URO segment in 2002 because of higher average notes receivable balance.

Other

Other income consists primarily of lease termination fees and other miscellaneous income. Other income in our Core segment decreased $5.9 million in 2003 because of lower lease termination fees than in 2002. The increase of $6.9 million in 2002 was because of lease termination fees of $8.3 million, partially offset by $1.3 million of gain from a condemnation sale in 2001. Other income in our URO segment increased $0.4 million in 2003 but decreased $3.4 million in 2002. The decrease in 2002 in our URO segment was primarily because of lease termination fee of $3.4 million received in 2001.

Other Expenses

Interest Expense

Following is a summary of interest expense:

	Year Ended December 31,			Difference 2003/2002	Difference 2002/2001
	2003	2002	2001
	(In thousands)
Total interest incurred	$84,177	$85,156	$83,623	$(979)	$1,533
Interest capitalized	(22,025)	(24,380)	(25,478)	2,355	1,098

Interest expensed	62,152	60,776	58,145	1,376	2,631
Less discontinued operations	(303)	(1,041)	(2,132)	738	1,091

Interest expense for continuing operations	$61,849	$59,735	$56,013	$2,114	$3,722

Interest expensed increased $1.4 million and $2.6 million in 2003 and 2002, respectively, primarily because of higher average debt balance as a result of additional debt placed on the newly completed operating rental properties, and lower capitalized interest resulted from lower development activities.

Real Estate Investment Trust (“REIT”) transition costs

On March 3, 2003, we announced that our Board of Directors had authorized us to restructure our business operations in order to qualify as a REIT, effective January 1, 2004. We have incurred conversion and related restructuring costs payable to third parties. REIT transition costs are in our URO segment because of its non-recurring nature. We had incurred REIT transition costs of $7.3 million in 2003. We expect to incur approximately $1.0 million additional cost during 2004, totaling approximately $8.3 million of REIT transaction costs through 2004, primarily for consulting, legal, and tax services.

Other

Other expenses consist primarily of expenses related to previously capitalized costs and other miscellaneous expenses. Other expenses in our Core segment increased $0.8 million in 2003 but decreased $3.0 million in 2002. The increase in our Core segment in 2003 was primarily because of an increase in equipment reserve in 2003. The 2002 decrease in our Core segment was primarily because in 2001 we expensed certain predevelopment costs previously capitalized. Other expenses in our URO segment decreased $0.3 million and $12.5 million in 2003 and 2002, respectively. The 2002 decrease was primarily because of consulting fees of $5.8 million, a $5.1 million of cost overruns on a fixed-price construction contract incurred in 2001, and a reduction in legal reserve of $1.0 million.

Minority Interests

In 1999, we formed a subsidiary for financing purposes and sold 10% of this subsidiary’s stock to minority investors. This subsidiary was consolidated for financial reporting purposes. In January 2003, the subsidiary acquired the 10% interest of the minority investors and, accordingly, became a wholly-owned subsidiary.

Income taxes

In December 2003, we restructured our business operations to enable us to qualify as a REIT effective January 1, 2004. In general, a corporation that elects REIT status and distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent it distributes its taxable income. We believe that we will operate so as to qualify as a REIT beginning January 1, 2004, including paying at least 90% of our REIT taxable income to shareholders in 2004 and subsequent years. Based on these considerations, we believe that we will not be liable for taxes (except with respect to the items discussed below) and have reversed approximately $118.9 million of previously established net tax liabilities due to temporary differences between book and tax amounts in the fourth quarter of 2003.

As part of restructuring our operations to enable us to qualify as a REIT, we have created subsidiaries (subject to certain size limitations) that qualify as TRS and will be subject to Federal and State income taxes. Accordingly, we will still be liable for federal and state taxes with respect to income earned in the TRS. As a result of this future tax liability, certain assets of the TRS carry temporary differences between book and tax amounts that will continue to be reflected as net deferred tax liabilities at the TRS and in the consolidated balance sheet. In addition, our 1999 and later Federal and State tax returns are still open with certain returns currently under audit, which may result in additional taxes with respect to these prior years. Also, at December 31, 2003, a majority of our assets outside of the TRS have values in excess of tax basis (“built-in-gain”) of approximately $1.7 billion. Under the REIT rules, we are liable for the tax on this built-in-gain if it is realized in a taxable transaction (as for example by sale of the asset) within ten years. We believe that we will pay taxes on built-in-gains on certain of our assets in the event we cannot effectuate a tax-free exchange. Lastly, we expect that once certain tasks are completed, certain of our assets not currently in the TRS will later be contributed to the TRS and carry temporary differences between book and tax amounts.

The provision for income taxes consists of:

	Year Ended December 31,			Difference 2003/2002	Difference 2002/2001
	2003	2002	2001
Income before income taxes	$193,641	$162,962	$162,320	$30,679	$642

Income taxes:
Current taxes	$202,710	$32,417	$16,300	$170,293	$16,117
Deferred taxes	(243,868)	29,889	49,499	(273,757)	(19,610)

Income tax (benefit) expense	$(41,158)	$62,306	$65,799	$(103,464)	$(3,493)

Total tax:
Current tax rate	104.7%	19.9%	10.0%	84.8%	9.9%
Deferred tax rate	(125.9)%	18.3%	30.5%	(144.2)%	(12.2)%

Tax rate	(21.2)%	38.2%	40.5%	(59.4)%	(2.3)%

Our tax rate improved from 38.2% in 2002 to (21.2%) in 2003 due primarily to adjustments associated with the REIT conversion as discussed above. Without the reversal due to the REIT conversion in the fourth quarter of 2003 discussed above, the tax rate would have been 40.2%. Our tax rate declined in 2002 over 2001 because of charitable deductions taken, which in the tax return are recorded for tax at fair market value which was in excess of book value. The calculation of taxes due involves the use of many estimates that are not finalized and adjusted until our tax returns are filed, usually in September of the following year. Consequently, actual taxes paid in regard to any given year will differ from the amounts shown above; however, the differences have historically not been material and are not expected to be material in the future.

Variability in Results

Although our rental properties provide relatively stable operating results, our earnings from period to period will be affected by the nature and timing of acquisitions and sales of property. Also, sales of assets are difficult to predict given fluctuating economic conditions and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors may tend to “bunch” income in particular periods rather than producing a more even pattern throughout the year or from year to year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.

Liquidity and Capital Resources

Off-balance sheet arrangements, contractual obligations, and commitments

We have the following off-balance sheet arrangements, contractual obligations, and commitments, which are discussed in various sections of the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These arrangements exist in the following areas:

•	Unconsolidated real estate joint ventures:

—Capital contribution requirements

—Debt and debt service guarantees

•	Surety bonds, standby letters of credit and commitments

•	Executed contracts for construction and development activity

Generally any funding of off-balance sheet guarantees would result in the increase of our ownership interest in a project or entity, similar to the treatment of a unilateral additional capital contribution to an investee.

Unconsolidated real estate joint ventures- capital contribution requirements

We have investments in thirteen unconsolidated real estate joint ventures, of which, seven joint ventures are in our Core segment and the other six joint ventures are in our URO segment. Four of the joint ventures are involved in the operation of rental real estate properties and the remaining nine are involved in real estate development for investment or sale. We use the equity method of accounting for twelve of our investments in unconsolidated joint ventures and the cost method of accounting for one unconsolidated joint venture.

We are required to make additional capital contributions beyond an initial commitment of $25 million to one of our unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. The joint venture requires capital contributions if actual development costs exceed the approved project development budget. The development budget is approximately $252.5 million and will be funded as follows: $165 million from a construction loan, which closed in September 2002, $62.5 million from our partners, and the remaining $25 million from us. As of December 31, 2003, we had contributed $24.6 million of our $25 million commitment, and we do not expect to fund any significant amounts in excess of the $25 million.

We are also required to make additional capital contributions to two other unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, we are required to fund up to a maximum contribution of $52 million, of which we have cumulatively contributed $44.9 million. As of December 31, 2003, we do not expect to fund any additional capital contributions beyond our maximum capital requirements.

We agreed with another unconsolidated joint venture to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of December 31, 2003, we have cumulatively contributed $49.4 million to this unconsolidated joint venture, and we do not expect to fund any additional contributions beyond this amount.

Additional contributions made to our development joint ventures would be reflected as investment in development joint ventures (see Note 6 of the accompanying Consolidated Financial Statements).

Unconsolidated real estate joint ventures- debt and debt service guarantees

We have made certain debt service guarantees for two of our unconsolidated URO segment development joint ventures. At December 31, 2003, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $61.9 million. These debt service guarantees are typical business arrangements commonly required in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At December 31, 2003, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Surety bonds, standby letters of credit and commitments

As of December 31, 2003, we have $281.8 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions, commitments to guarantee leases, and the construction of real property improvements or financial obligations. Surety bonds are commonly required by public agencies in real estate development. Surety bonds and commitments are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At December 31, 2003, we have open construction and development contracts with vendors totaling $155.8 million related to our various projects, as compared to $224.6 million at December 31, 2002.

The following table summarizes our outstanding contractual obligations as of December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

			Payments Due by Period
Contractual Obligations	Total		Due within 2004	Due in 2005-2007	Due in 2008-2009	Due Thereafter
	(In thousands)
Mortgage and Other Debt	$1,380,125	(1)	$97,968	$385,977	$394,213	$501,967
Operating Leases	4,553		2,309	2,019	30	195
Contracts	155,848	(2)	113,046	37,131	949	4,722

Total Contractual Obligations	$1,540,526		$213,323	$425,127	$395,192	$506,884

(1)	Includes approximately $2.1 million of mortgage notes associated with assets held for sale that is presented as “Liabilities associated with assets held for sale” in our consolidated balance sheets.
(2)	A portion of these obligations is expected to be reimbursed by bond proceeds and various third parties.

The following table summarizes our outstanding commitments as of December 31, 2003, and the effect such commitments may have on liquidity and cash flow in future periods:

			Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2004	Expire in 2005-2007	Expire in 2008-2009	Expire Thereafter
	(In thousands)
Surety Bonds, Standby Letters of Credit and Commitments	$281,847	(1)	$228,060	$53,787	$—	$—
Debt Guarantees of Unconsolidated JVs	61,871		5,000	56,871	—	—

Total Commitments	$343,718		$233,060	$110,658	$—	$—

(1)	Includes approximately $38.6 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table. The amount committed decreased from December 31, 2002 because construction requirements, in the underlying agreement that required surety bonds, were completed and released during the year ended December 31, 2003.

Cash flows from operating activities

Cash provided by operating activities reflected in the statement of cash flows for the years ended December 31, 2003, 2002, and 2001, was $207.9 million, $187.1 million, and $341.8 million, respectively.

The increase of $20.8 million from 2002 to 2003 was primarily attributable to the following: (1) an increase of $71.2 million due to the sale of our interest in an unconsolidated joint venture in 2003, which resulted in a change in our operating assets; (2) a net increase of $12.1 million, resulted from lower payments made for construction costs in 2003; (3) an increase of $18.5 million due to lower prepayment of various expenses in 2003; and (4) an increase of $4.6 million due to higher reimbursements for reimbursable construction costs in 2003 partially offset by (5) a decrease of $31.2 million in distributions from our residential joint ventures due to lower sales activity in 2003; (6) a decrease of $39.6 million from higher income tax paid due to higher estimated taxable income for the year ended December 31, 2003; and (7) a decrease of $23.6 million due to higher payments received from our notes receivable in 2002.

The decrease of $154.7 million in 2002 was primarily attributable to the following: (1) a decrease due to the receipt of a $104.8 million prepayment of rent associated with a 34-year ground lease in 2001; (2) a decrease of $37.2 million resulting from payments made in 2002 for construction costs; (3) $26.4 million due to an increase in prepayments for various expenses; (4) a decrease of $24.3 million due to higher income taxes paid in 2002 and (5) a decrease of $22.5 million in cash received from sales proceeds, partially offset by (6) an increase of $42.4 million from operating distributions, primarily from four of our unconsolidated joint ventures due to more lots sold; (7) $37 million due to an increase in payments received for our notes receivable; and (8) $25.4 million due to lower capital expenditures on our development property. The remaining decrease of $44.3 million was primarily due to the timing of receipts and payments from our ordinary course of business (accounts receivable, accounts payable, etc.).

Cash flows from investing activities

Net cash used in investing activities reflected in the statement of cash flows for the years ended December 31, 2003, 2002, and 2001, was $250.5 million, $333.3 million, and $267.6 million, respectively.

The decrease in use of $82.8 million in 2003 was attributed to the following: (1) $81 million due to lower capital expenditures for investment properties in 2003; (2) $43.8 million due to lower reimbursable predevelopment and infrastructure costs incurred in 2003 at Mission Bay and Pacific Commons; (3) $10.8

million due to lower capital contributions made to our unconsolidated joint ventures in 2003; (4) $8.6 million due to higher distributions from an unconsolidated joint venture; (5) $7.8 million due to higher proceeds from the sale of investment properties; (6) $1.2 million due to lower costs incurred for tenant improvements; and (7) $1 million due to lower investment in short-term investments and restricted cash partially offset by (8) $71.4 million due to higher property acquisitions primarily for the acquisition of a 10% minority interest of a consolidated subsidiary in January 2003.

The increase in use of $65.7 million in 2002 was attributed to the following: (1) $66.9 million in increased short-term investments and restricted cash at December 31, 2002; (2) $38.3 million due to higher reimbursable predevelopment and infrastructure costs incurred in 2002; (3) $20.7 million due to lower proceeds from the sale of investment properties; (4) $15.3 million due to higher capital contributions made to our unconsolidated joint ventures in 2002 and (5) $7 million due to higher costs incurred for tenant improvements partially offset by (6) $55.3 million due to lower property acquisitions and (7) $27.2 million due to lower capital expenditures for investment properties in 2002.

Capital Expenditures

Capital expenditures reflected in the statement of cash flows include the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$47,408	$21,693	$32,246
Predevelopment	1,006	4,641	1,047
Infrastructure and other	26,983	22,814	31,135
Property acquisitions	—	7,139	—
Other property acquisitions	—	738	16,785
Capitalized interest and property tax	5,678	668	1,849
Seller-financed acquisitions	—	—	10,000

Total capital expenditures in operating activities	81,075	57,693	93,062

Capital Expenditures from Investing Activities(2)
Capital expenditures for investment properties	107,493	143,886	153,775
Rental properties—building improvements	9,088	4,622	2,791
Predevelopment	7,034	16,149	6,326
Infrastructure and other	3,911	25,635	62,591
Commercial property acquisitions(3)	95,893	24,449	79,782
Other property acquisitions	529	9,649	1,788
Tenant improvements	8,809	9,945	2,893
Capitalized interest and property tax	18,456	27,592	27,536

Capital expenditures for investment properties	251,213	261,927	337,482
Contribution to joint ventures	6,587	17,365	2,035

Total capital expenditures in investing activities	257,800	279,292	339,517

Total capital expenditures(4)	$338,875	$336,985	$432,579

(1)	This category includes capital expenditures for properties we intend to build and sell.
(2)	This category includes capital expenditures for properties we intend to hold for our own account.
(3)	In January 2003, we acquired a 10% minority interest in a subsidiary for cash of $60.7 million. The acquisition was accounted for using the purchase method of accounting.
(4)	Total capital expenditures include capitalized general and administrative expenses of $12.1 million, $14.7 million, and $21.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Capital expenditures for development properties—This item relates to the development of our for-sale development properties. The increase in 2003 is primarily because of the new construction that we started in Fremont, California during 2003 and construction in Fontana, California and Portland, Oregon in late 2002 for properties that we intend to build and sell. The decrease in 2002 as compared to 2001 was primarily because of the completion of construction in Ontario, California; Romeoville, Illinois; Plano, Texas; and Tucson, Arizona from properties that we intend to build and sell.

Capital expenditures for investment properties—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Development
Wholly owned:
Under construction, beginning of period	3,100	6,504	3,757
Construction starts	4,499	2,945	4,813
Completed—retained in portfolio	(2,031)	(6,349)	(1,465)
Completed—design/build or sold	(1,164)	—	(601)

Subtotal under construction, end of period(1)	4,404	3,100	6,504

Joint Venture Projects:
Under construction, beginning of period	1,000	695	—
Construction starts	—	305	695
Completed	(305)	—	—

Subtotal under construction, end of period	695	1,000	695

Total under construction, end of period	5,099	4,100	7,199

(1)	Includes approximately 11,000, 45,000, and 45,000 square feet of residential units at December 31, 2003, 2002, and 2001, respectively, which we intend to sell; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

Predevelopment—Predevelopment costs from our operating and investing activities relate to amounts incurred for our development projects, primarily the Mission Bay project in San Francisco, California; the Alameda project in Alameda, California; the Santa Fe Depot project in San Diego, California; the Robert Mueller Airport project in Austin, Texas; the Vista Range project in Commerce City, Colorado; the West Bluffs project in Playa Del Rey, California; and various other projects under predevelopment stage. Predevelopment costs were higher during the year ended December 31, 2002 as compared to the years ended 2003 and 2001 because of higher predevelopment activities in our development projects at Mission Bay in San Francisco, California; Commerce City, Colorado; and Playa Del Rey, California.

Infrastructure and other—Infrastructure and other costs from our operating and investing activities primarily relate to the projects at Mission Bay, San Francisco, California; Hercules, California; Fontana, California; Fremont, California; West Bluffs, California; Santa Fe Depot, San Diego, California; Alameda, California; Westminster, Colorado; and Stapleton, Colorado. The decreases in 2003 and 2002 were attributable to a majority of the existing projects going into construction stage.

Operating property acquisitions—For the year ended December 31, 2003, we did not invest in any operating properties. For the year ended December 31, 2002, we invested approximately $7.1 million for the acquisition of land capable of supporting an estimated 2,149 residential units and $0.7 million for acquisition of land to be sold. For the year ended December 31, 2001, we invested approximately $3.8 million for the acquisition of commercial land with the intent to sell and $23 million, including a $10 million seller-financed note, for the acquisition of an ownership interest in a joint venture in Folsom, California.

Investing property acquisitions—For the year ended December 31, 2003, we invested approximately $96.4 million in investment property acquisitions: $35.2 million for the acquisition of commercial land, which added 10.5 million square feet of potential development; $60.7 million for the acquisition of a 10% minority interest in a consolidated subsidiary; and $0.5 million for the acquisition of furniture, fixtures, and equipment.

For the year ended December 31, 2002, we invested approximately $34.1 million in investing property acquisitions: $16.4 million for the acquisition of commercial buildings, which added approximately 488,000 square feet to our rental portfolio; $8 million for the acquisition of commercial land, which added 3 million square feet of potential development; and $9.7 million for the acquisition of furniture, fixtures, and equipment, primarily consisting of a corporate aircraft.

For the year ended December 31, 2001, we invested approximately $81.6 million in property and other acquisitions: $66.6 million for the acquisition of commercial buildings, which added approximately 1.2 million square feet to our rental portfolio; $13.2 million for the acquisition of commercial land, which added about 4.2 million square feet of potential development; and $1.7 million for the acquisition of furniture, fixtures, and equipment.

Cash flows from financing activities

Net cash (used in) provided by financing activities reflected in the statement of cash flows for the years ended December 31, 2003, 2002, and 2001, was ($186.3) million, $198.4 million, and ($188.1) million, respectively.

The decrease of $384.7 million in net cash provided in 2003 was attributed to the following: (1) a decrease of $306.7 million due to higher net borrowings in 2002 to finance our building portfolio and (2) a decrease of $127.9 million due to the E&P and dividend distribution as a result of our REIT conversion partially offset by (3) an increase of $49.9 million in proceeds from the issuance of common stock attributable to the exercise of stock options.

The increase of $386.5 million in 2002 was attributed to the following: (1) an increase of $372.4 million due to no treasury stock purchases in 2002, as compared to $372.4 million expended for the purchase of 21,649,797 shares of our treasury stock under the share repurchase program during the same period in 2001; (2) an increase of $24.4 million primarily attributable to higher net borrowings; and (3) an increase of $0.6 million due to a decrease in distributions to minority partners offset by (4) a decrease of $10.9 million due to lower proceeds from the issuance of common stock primarily attributable to exercise of stock options.

Reimbursable predevelopment and infrastructure costs

For the years ended December 31, 2003, 2002, and 2001, approximately $61.9 million, $97 million, and $35.6 million, respectively, of total predevelopment and infrastructure costs incurred are reimbursable, pursuant to various Community Facility District (“CFD”) bonds issued in 2002 and 2001, various assessment district bonds, and third parties.

In 2003, approximately $49.3 million was reimbursed, of which approximately $41.2 million was from CFD bonds and approximately $8.1 million was from third parties. During 2002, approximately $44.7 million was reimbursed, of which $42.8 million was from CFD bonds and $1.9 million was from third parties. During 2001, approximately $17.4 million was reimbursed, of which $13.3 million was from CFD bonds and $4.1 million was from third parties.

REIT-related Distribution and Quarterly Dividends

On October 8, 2003, our Board of Directors declared a regular cash dividend for the quarter ended September 30, 2003, of $0.30 per share of common stock, or $27.6 million that was paid on November 25, 2003, to stockholders of record at the close of business on November 4, 2003.

On December 3, 2003, our Board declared a regular cash dividend for the quarter ending December 31, 2003, of $0.27 per share of common stock, or $27.7 million that was paid on January 15, 2004, to stockholders of record at the close of business on December 29, 2003.

On December 8, 2003, we announced results of the stockholders’ elections regarding the special earnings and profits (“E&P”) dividend, a one-time distribution of our accumulated E&P that is part of our conversion to a real estate investment trust scheduled for January 1, 2004. The E&P per share distribution, declared by the Board and announced in October, at $3.83 per share, was paid on December 18, 2003, to stockholders of record at the close of business November 4, 2003. Through December 1, stockholders had the opportunity to elect how they preferred to receive their dividend—all stock, all cash, or a combination of 20 percent cash and 80 percent stock. As a result of the elections, the total stock portion of the E&P distribution was 10.66 million shares. The number of shares of stock distributed was calculated based on the average closing price of our stock from December 2, 2003, through December 8, 2003, which was $23.612. The total cash portion of the E&P distribution was $100.3 million.

On February 11, 2004, our Board declared a regular cash dividend for the quarter ending March 31, 2004, of $0.27 per share of common stock payable on April 15, 2004, to stockholders of record at the close of business on March 29, 2004.

Cash balances, available borrowings, and capital resources

As of December 31, 2003, we had total cash of $110.5 million, of which $64.6 million is restricted cash. In addition to the $110.5 million cash balance, we had $146.5 million in borrowing capacity under our revolving credit and commercial construction facilities, available upon satisfaction of certain conditions.

Our short-term and long-term liquidity and capital resources requirements will be provided primarily from five sources: (1) cash on hand, (2) ongoing income from our rental portfolio, (3) proceeds from sales of developed properties, land and non-strategic assets, (4) a revolving line of credit with a total capacity of $200 million, and (5) additional debt. As noted above, our existing revolver and construction loan facilities are available for meeting certain short-term liquidity requirements. Our ability to meet our mid- and long-term capital requirements is, in part, dependent upon the ability to obtain additional financing for new construction, completed buildings, acquisitions, and currently unencumbered properties. There is no assurance that we can obtain this financing or obtain this financing on favorable terms.

Debt covenants—Our new $200 million revolving credit agreement and three other credit agreements, totaling $115 million, have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $482.4 million, all terms as defined in those agreements. As of or for the period ending December 31, 2003 the actual results were 1.79 to 1; 0.59 to 1; 0.41 to 1; and $709.7 million, respectively. Outstanding borrowings under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. At December 31, 2003, we had unused availability of $142.3 million under the line. Our 50% guarantee of one of our joint venture’s construction loans of $165 million contains corporate financial covenants including a minimum debt service coverage ratio of 1.60 to 1, a maximum leverage ratio of 65%, and a minimum tangible net worth of $482.4 million (subject to adjustment for stock buybacks), with different definitions than the other agreements. As of or for the period ending December 31, 2003, the actual results, were 2.03 to 1; 56.4%; and $709.7 million, respectively. Our performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds

Assessment District Bonds—These bonds were issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit our properties. Debt service on these bonds is collateralized by tax revenues, properties, or by letters of credit (see Note 15 of the accompanying Consolidated Financial Statements). These bonds are recorded and presented as part of “Mortgage and other debt” in the accompanying Consolidated Balance Sheet at December 31, 2003 (see Note 3 of the accompanying Consolidated Financial Statements). Certain infrastructure costs incurred are reimbursable from these bonds. As of December 31, 2003, we have essentially been reimbursed of all the infrastructure costs incurred thus far.

The following table presents a summary of assessment district bonds that are included in the accompanying Consolidated Balance Sheet at December 31, 2003 (in thousands except percentages):

Development Projects	Amount	Interest Rate	Cost Incurred	Cost Reimbursed
Stapleton	$23,070	1.11%	$18,158	$18,137
Kaiser	11,995	5.83%	19,140	19,140
Westminster	8,619	1.11%	4,379	4,379
Rancho Cucamonga	6,551	6.14%	5,222	5,222

Subtotal	50,235		46,899	46,878

Operating properties
City of Industry	4,878	7.86%	—	—
Emeryville	4,665	7.24%	—	—
Various others	4,024	4.00-8.70%	—	—

Subtotal	13,567		—	—

Total	$63,802		$46,899	$46,878

Community Facility District Bonds—These bonds were issued to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. For the bonds issued at Mission Bay, we provided letters of credit totaling $40 million in support of the floating rate bonds. Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which $133.3 million and $30 million bonds were issued, respectively, the improvements will be transferred to the respective cities. Of the total cumulative reimbursable cost incurred, approximately $87.2 million has been reimbursed as of December 31, 2003, with $26.8 million received during the twelve months ended December 31, 2003. The remaining balance of $113.7 million is presented in “Other Assets” in the accompanying Consolidated Balance Sheet at December 31, 2003. Of the $113.7 million, $8.2 million has been applied for reimbursements and $105.5 million will be applied for reimbursements when the facility components are completed, inspected, and approved by the respective cities. Additional bonds are expected to be issued.

At Mission Bay, the landowners must satisfy any shortfall in annual debt service obligations for the CFD bonds, if incremental tax revenues generated by the projects are insufficient. At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on project vacant land.

The following table presents summary of community facility district bonds that are not included in the accompanying Consolidated Balance Sheet at December 31, 2003 (in thousands except percentages):

Projects	Amount Issued	Interest Rate	Cost Incurred	Cost Reimbursed		Balance at 12/31/03
Mission Bay	$133,330	1.07-6.28%	$144,519	$78,084	(1)	$66,435
Pacific Commons	30,000	6.20%	56,393	9,146		47,247

Total	$163,330		$200,912	$87,230		$113,682

(1)	Includes approximately $14.1 million of reimbursements received from various third parties.

Tax Audit

In 2002, the State of California Franchise Tax Board (“FTB”) began auditing two of our joint ventures and, in 2003, began auditing Catellus’ tax returns for the years 1999 and 2000. The audits are in process, and no audit adjustments have been formally proposed. However, the FTB has informally advised us that a proposed adjustment with respect to one of our joint ventures will be forthcoming.

The Internal Revenue Service (“IRS”) is currently auditing the 1999 income tax returns of Catellus, an affiliated partnership, and a mortgage REIT subsidiary of Catellus. In September of 2003, we received notice from the IRS that they will also audit the 2000 income tax return of Catellus. The audits are in process and no audit adjustments have yet been proposed.

At this time, we do not know whether any audit will ultimately result in adjustments to the income tax returns that would require us to pay additional taxes, interest and/or penalties. If required, any such adjustments could adversely impact our liquidity, statement of operations and/or balance sheet.

Related party transactions

The entities below are considered related parties because the listed transactions are with entities in which we have an ownership interest. There are no affiliated persons involved with these entities.

In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint ventures, Third and King Investors, LLC, and we received and recognized $5 million, $3.7 million, and $1.8 million in rental income from this ground lease for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, we had $1.3 million of deferred rent payments previously received, which will be recognized together with annual rents over the life of the lease. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and certain excess costs, if actual development costs exceed the approved development budget as set forth in the joint venture agreement. As of December 31, 2003, we had contributed $24.6 million of the $25 million to be funded from us, and we do not expect to fund any significant amount in excess of the $25 million.

We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments. Fees earned were $7 million for the year ended December 31, 2003, of which $4.9 million was from Third and King Investors, LLC, $1.7 million was from Traer Creek, LLC, and the remainder $0.4 million was from Serrano Associates, LLC, Talega Village, LLC, and Bergstrom Business Partners, LP. Fees earned were $4.2 million for the year ended December 31, 2002, of which $2.6 million was from Third and King Investors, LLC, $1 million was from Traer Creek, LLC, and the remainder $0.6 million was Talega Village, LLC, and Serrano Associates, LLC. Fees earned were $1.2 million for the year ended December 31, 2001, of which $0.7 million was from Third and King Investors, LLC, with the remainder $0.5 million from Talega Village, LLC, and Serrano Associates, LLC. The increase in 2003 and 2002, was primarily due to management service fees from Traer Creek and development fees from Third and King Investors, LLC. At December 31, 2003, we have deferred fees from Serrano Associates, LLC of $0.5 million that will be earned as completed projects are sold or the venture is sold or liquidated. In September 2003, we sold our investment interest in Traer Creek, LLC for a gain of $5.4 million, which was deferred at December 31, 2003, because we did not receive sufficient cash at the date of the transaction. Subsequently in January 2004, we recognized the gain upon the receipt of the full payment.

We have a $4.7 million note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. As lessee, we incurred rent expense of $0.1 million in each of the years ended December 31, 2003, 2002, and 2001; this lease will expire in November 2011. As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture. We recognized rental income of $0.2 million for each of the years ended December 31, 2003, 2002, and 2001. As of December 31, 2003, we recorded a $2.2 million receivable and a $0.7 million reserve associated with this lease. The venture’s current projection reflects approximately $0.5 million available funds, per year, from its operations to pay down our receivables.

In January 2004, we sold our 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to an entity whose principal was our former employee.

New accounting standards

In December 2003, the FASB issued Interpretation No. 46-R, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46-R). FIN 46-R requires that any entity meeting certain rules relating to a company’s equity investment at risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after December 15, 2003, for variable interest entities in which we hold a variable interest that was acquired before February 1, 2003. We have and will adopt FIN 46-R in the time frames as required by the statement. There is no significant effect on our financial position, results of operations or cash flows as a result of the initial adoption of this standard in regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate. At December 31, 2003, we did not own any equity investment created or acquired after January 31, 2003, that qualified as a variable interest equity.

In May 2003, the FASB issued Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for the clarification and measurement of certain financial instruments with characteristics of both liabilities and equity. However, in November 2003, the provisions as related to mandatorily redeemable non-controlling interests in finite lived entities have been deferred indefinitely. The other provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard had no effect on our financial position, results of operations or cash flows of the Company.

Environmental Matters

Many of our properties and our subsidiaries’ properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We and our subsidiaries incur ongoing environmental remediation and disposal costs and legal costs relating to clean up, defense of litigation, and the pursuit of responsible third parties. Costs incurred by the consolidated group in connection with operating properties and with properties previously sold are expensed. Costs incurred for properties to be sold by us or our subsidiaries are capitalized and will be charged to cost of sales when the properties are sold (see Note 15 of the accompanying Consolidated Financial Statements for further discussion).

In recent years, certain of our subsidiaries have acquired properties with known environmental problems for cleanup and redevelopment, and we expect that we may continue to form subsidiaries to acquire such properties

(or that existing subsidiaries will acquire such properties) when the potential benefits of development warrant. When our subsidiaries acquire such properties, they undertake due diligence to determine the nature of the environmental problems and the likely cost of remediation, and they manage the risk with undertakings from third parties, including the sellers and their affiliates, remediation contractors, third party sureties, or insurers. The costs associated with environmental remediation are included in the costs estimates for properties to be developed.

Forward-Looking Information and Risk Factors

This report may contain or incorporate statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.

In some cases you can identify forward-looking statements by terms such as “anticipate,” “project,” “may,” “intend,” “might,” “will,” “could,” “would,” “expect,” “believe,” “estimate,” “potential,” by the negative of these terms, and by similar expressions. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, many of which are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this report.

Important factors that could cause actual results to differ materially and adversely from those expressed or implied by the forward-looking statements include:

•	those identified below under Risks Related to Real Estate Investments, Other Risks Affecting Our Business and Operations, and Federal Income Tax Risks Relating to REIT Qualification.

•	general industry, economic and business conditions (which will, among other things, affect availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses);

•	adverse changes in the real estate markets, including, among other things, competition with other companies and risks of real estate development, acquisitions and dispositions;

•	governmental actions and initiatives (including legislative and regulatory changes);

•	other risks inherent in the real estate business; and

•	acts of war, other geopolitical events, and terrorist activities that could adversely affect any of the above factors.

The above list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Therefore, all forward-looking statements should be evaluated with the understanding of their inherent risk and uncertainty. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Risks Related to Real Estate Investments

We depend on tenants to generate lease revenues.

We are subject to the risk that, upon the expiration of leases for space located in our properties, leases may not be renewed by existing tenants, the space may not be re-leased to new tenants or the terms of renewal or re-

leasing (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. A tenant may experience a down-turn in its business which may cause the loss of the tenant or may weaken its financial condition, and result in the tenant’s failure to make rental payments when due, result in a reduction in percentage rent receivable with respect to retail tenants or require a restructuring that might reduce cash flow from the lease. In addition, a tenant of any of our properties may seek the protection of bankruptcy, insolvency, or similar laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in our available cash flow. Although we have not experienced material losses from tenant bankruptcies, no assurance can be given that tenants will not file for bankruptcy or similar protection in the future or, if any tenants file, that they will affirm their leases or continue to make rental payments in a timely manner.

Our real estate development strategies may not be successful.

Any of our existing or future development activities will entail certain risks, including:

•	the expenditure of funds on and devotion of management’s time to projects which may not come to fruition;

•	the risk that development or redevelopment costs of a project may exceed original estimates, possibly making the project uneconomic;

•	the risk that occupancy rates and rents at a completed project will be less than anticipated or that there will be vacant space at the project;

•	the risk that expenses at a completed development will be higher than anticipated; and

•	the risk that permits and other governmental approvals will not be obtained. Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the approval and development process, our ability to develop properties and realize income from our projects could be delayed, reduced or eliminated.

In addition, our real estate development activities require significant capital expenditures. We incur considerable infrastructure costs in connection with our commercial, urban, and residential projects. We will be required to obtain funds for our capital expenditures and operating activities through cash flow from operations, property sales or financings. There can be no assurances that funds available from cash flow, property sales and financings will be sufficient to fund our required or desired capital expenditures for development. If we were unable to obtain sufficient funds, we might have to defer or otherwise limit certain development activities. In addition, any new development or any rehabilitation of older projects can require compliance with new building codes and other regulations.

General economic conditions in the areas in which our properties are geographically concentrated may impact financial results.

We currently conduct the majority of our business in California. Consequently, we are exposed to changes in the real estate market or in general economic conditions in California. Any changes may result in higher vacancy rates for commercial property and lower prevailing rents, lower sales prices or slower sales, lower absorption rates, and more tenant defaults and bankruptcies, which would negatively impact our financial performance.

We have significant holdings in California, Illinois, Texas, Colorado and Arizona. Of our primary rental properties, which are comprised of commercial buildings, approximately 34.9%, by square footage, are located in Southern California, 18.6% in Northern California, 17.9% in Illinois, 10.8% in Texas, 7.2% in Colorado, 3.1% in Arizona, 2.5% in Ohio, with the remaining 5% in four other states. Further, approximately 33% of our total commercial developable land by square footage is located in California: Silicon Valley, San Francisco’s East Bay, Los Angeles County, Orange County, and the Inland Empire (San Bernardino and Riverside counties), approximately 25% in Illinois; approximately 15% in Texas; with the remaining 27% in six other states. All of our residential land for potential development (based on number of lots) is located in California, with approximately 96% in Northern California and 4% in Southern California. To the extent that weak economic conditions or other factors affect these regions more severely than other areas of the country, our financial performance could be negatively impacted.

Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction may impact financial results.

Natural disasters, such as earthquakes, floods or fires, or unexpected climactic conditions, such as unusually heavy or prolonged rain, particularly in California, where our assets are concentrated, may have an adverse impact on our ability to develop our properties and realize income from our projects.

Illiquidity of real estate and reinvestment risk may reduce economic returns to investors.

Real estate investments are relatively illiquid and, therefore, our ability to vary our portfolio quickly in response to changes in economic or other conditions is limited. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. Further, certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges must be made throughout the period of ownership of real property regardless of whether the real property is producing any income.

Other Risks Affecting Our Business and Operations

Our use of taxable REIT subsidiaries is limited.

For tax years beginning after December 31, 2000, a REIT is permitted to own one or more taxable REIT subsidiaries. The introduction of taxable REIT subsidiaries broadens the scope of activities in which a REIT and its consolidated subsidiaries can engage without disqualifying the REIT because income from a taxable REIT subsidiary is not treated as impermissible income. Our use of taxable REIT subsidiaries will enable us to engage in the development of land for sale to third parties. However, under the Internal Revenue Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to add to our land inventory or to increase the size of our third party development operations.

Our use of taxable REIT subsidiaries may affect the price of Catellus common stock relative to the stock price of other REITs.

Following our election to be taxed as a REIT, we will hold a significant portion of our land assets, and conduct a substantial portion of our development activities, through one or more taxable REIT subsidiaries. Taxable REIT subsidiaries are corporations subject to corporate-level tax. Prior to 2001, the Internal Revenue Code substantially limited a REIT’s ability to operate through corporate subsidiaries. However, recent changes to the REIT rules allow us to hold the land that we develop for sale to third parties, including urban and residential land, as well as residential and mixed-use development joint ventures, in one or more taxable REIT subsidiaries. This REIT/taxable REIT subsidiary structure may cause the market to value our common stock differently than the stock of other publicly traded REITs, which may not use taxable REIT subsidiaries as extensively as we plan to following our election to be taxed as a REIT.

We are dependent on external sources of capital and have substantial amounts of debt.

To qualify as a REIT under the Internal Revenue Code, we generally are required each year to distribute to our stockholders at least 90% of our net taxable income determined without regard to net capital gains and the dividends paid deduction. We may be required to borrow funds on a short-term basis or liquidate investments to meet the distribution requirements that are necessary to qualify as a REIT, even if management believes that it is not in our best interests to do so.

We may have to rely on third party sources of capital in order to repay our debt, fund capital expenditures, make acquisitions, and otherwise pursue our strategic objectives. These external sources of capital may or may not be available on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential and risk characteristics of our underlying business operations, our current and potential future earnings and cash flow and the market price of our securities. Moreover, additional equity offerings may result in the substantial dilution of our stockholders’ interests and additional debt financing may further leverage us. In the event we are unable to access third party sources of capital on terms favorable to us, we may be delayed in implementing capital improvements or in pursuing our growth strategy which could reduce our revenue or operating income.

As of December 31, 2003, we had approximately $1.4 billion of debt. This amount of debt could have important consequences for our investors and for us, some of which include:

•	our ability to obtain additional financing may be impaired, both currently and in the future;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on this indebtedness, thereby reducing the funds available for other purposes;

•	our cash flow may be insufficient to meet required payments of principal, interest or future dividends;

•	we may be substantially more leveraged than our competitors, putting us at a competitive disadvantage; and

•	our flexibility to adjust to market conditions is limited, leaving us vulnerable in a downturn in general economic conditions or in our business.

Our current indebtedness bears interest at both fixed and floating interest rates. For future financings, we intend to seek the most attractive financing arrangements available at the time, which may involve either fixed or floating interest rates. With respect to floating rate indebtedness, increases in interest rates may adversely affect our cash flow from operations, funds available for distribution, and ability to meet our debt service obligations.

Competition in the real estate industry.

The real estate industry is generally fragmented and characterized by significant competition. Numerous developers, owners of industrial, office and retail properties and managers compete with us in seeking properties for acquisition, development and management opportunities, tenants, and purchasers for homes and for non-strategic assets. There are competitors, such as other REITs, as well as private real estate companies and financial buyers in each area in which we operate, which have greater capital resources than we do. These competitive disadvantages, the number of competitors and the number of competitive commercial properties in a particular area could have a material adverse effect on the rents we can charge, our ability to lease space in our existing properties or at newly acquired or developed properties and the prices we have to pay for developable land. Accordingly, there can be no assurance that the existence of such competition will not have a material adverse effect on our business, operations and cash flow.

There is no limitation on debt in our organizational documents.

Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to stockholders and in an increased risk of default on our obligations.

We may change our policies in ways that adversely affect our financial condition or results of operations.

Our investment and financing policies and our policies with respect to other activities, including our growth, debt capitalization, distributions, REIT status and operating policies are determined by our board of directors. Our board of directors may change these policies at any time without a vote of our stockholders. A change in these policies might adversely affect our financial condition or results of operations.

We are dependent on key personnel.

We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.

Labor shortages and costs could impact our projects.

Labor shortages and costs could significantly influence the success of projects.

Possible environmental liabilities could adversely affect us.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that real property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. Because we own (or our corporate predecessors owned) properties in urban and industrial areas, and have historically leased many of our properties to commercial and industrial tenants whose activities may have resulted in discharges onto such properties, we incur ongoing environmental remediation costs and are subject from time to time to environmental actions by governmental entities and private parties. While we or outside consultants have evaluated the environmental liabilities associated with most of our properties, any evaluation is necessarily based upon then prevailing law, site conditions and the use of sampling methodologies.

The costs of investigation, removal or remediation of hazardous or toxic substances may be substantial. In addition, the presence of hazardous or toxic substances, or the failure to remedy environmental hazards properly, may adversely affect the owner’s or operator’s ability to sell or rent affected real property or to borrow money using affected real property as collateral. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of our potential liability in proportion to that of other potentially responsible parties, and the extent to which such costs are recoverable from insurance.

At December 31, 2003, we estimate that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $2.8 million, and have provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. We also estimate approximately $11.1 million of similar costs relating to our properties to be developed or sold. Catellus is currently under investigation by the Department of Toxics and Substance Control of the State of California concerning the Mission Bay Project. The investigation, which is ongoing, focuses on whether individuals and companies hauling soil within and from Mission Bay satisfied certain hazardous waste license/certification hauling requirements. Catellus does not anticipate that this investigation or any proceeding that may result from this investigation will have a material adverse impact on the Mission Bay Project. See Part I, Item 3, “Legal Proceedings.”

Uninsured losses could adversely affect our financial condition.

We typically purchase commercial general liability, “all-risk” property and rental loss insurance for our properties and development projects, with limits customarily carried for similar properties. Some types of losses, such as losses from earthquakes, terrorism, environmental hazards or toxic mold may be either uninsurable or too expensive to justify insuring against. In renewing our policies over the last several years, we were able to essentially obtain all of our historical levels and types of insurance (although at a higher cost and, in certain instances, with higher deductibles and/or more restrictive conditions), except: (1) liability coverage for our residential business, which now has a higher deductible and a much lower policy limit and (2) terrorism insurance, which was initially excluded from our property coverage placed on October 1, 2002. However, under the United States Terrorism Risk Insurance Act of 2002, carriers are now required to offer us terrorism coverage and are allowed to charge an incremental premium for such coverage. We have obtained coverage that matches the risk profile for our portfolio of properties, primarily consisting of distribution/warehouse and suburban office and retail that we consider to be relatively low-risk. We have placed a stand-alone terrorism policy for a single asset located near downtown San Francisco and expect that we may place additional, similar stand-alone policies if circumstances warrant. There can be no assurance that significant losses in excess of insurance proceeds will not occur. Also, we and our predecessors have owned some of the properties in our portfolio for many years and acquired properties in a variety of ways, including by railroad land grants. We have not obtained title insurance on all of the properties in our portfolio, and some properties may be subject to limitations on or challenges to our title.

If an uninsured loss or a loss in excess of insured limits occurs, Catellus Operating Limited Partnership could lose its capital invested in the property, as well as the anticipated future revenue from the property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. An uninsured loss or loss in excess of insured limits may negatively impact our financial condition. As the general partner of Catellus Operating Limited Partnership, Catellus is generally liable for any of their unsatisfied obligations other than non-recourse obligations.

The costs of compliance with regulatory requirements could adversely affect our business.

Our facilities are subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our facilities are currently in material compliance with such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed, a result that could require significant unanticipated expenditures by us and could have an adverse effect on our cash flow.

We face risks due to our investments through partnerships or joint ventures.

Instead of purchasing properties directly, we have and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, these investments may, under certain circumstances, involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or our policies or objectives. Consequently, actions by a co-venturer might result in subjecting properties owned by the joint venture to additional risk. Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we may be unable to take action without the approval of our joint venture partners or our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for that partner’s share of joint venture liabilities.

The supply and price of electrical power could affect our rental and sales activities.

Shortages in and higher prices for electrical power could negatively affect our ability to rent or sell properties.

An ownership limit and certain anti-takeover defenses could inhibit a change of control of our Company or reduce the value of our stock.

The amended and restated certificate of incorporation of Catellus and its amended and restated Bylaws contain provisions which may have an anti-takeover effect. The following provisions of these governing documents could have the effect of making it more difficult for a third party to acquire control of our Company, including certain acquisitions that stockholders may deem to be in their best interests:

•	the amended and restated bylaws do not permit stockholders to call a special meeting of stockholders;

•	the amended and restated certificate of incorporation contains restrictions on the number of shares that may be owned by any stockholder;

•	the amended and restated certificate of incorporation permits the issuance of one or more series of a new class of preferred stock with rights and preferences to be determined by the board of directors;

•	the amended and restated certificate of incorporation restricts certain business combinations with interested stockholders; and

•	the amended and restated bylaws require advance notice of stockholder proposals and director nominations.

Federal Income Tax Risks Relating to REIT Qualification

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we will have reduced funds available for distribution to our stockholders and our income will be subject to taxation at regular corporate rates.

We began operating as a REIT under the Internal Revenue Code commencing January 1, 2004. As a REIT, we generally will not pay corporate level tax on income we currently distribute to our stockholders as long as we distribute currently at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). We cannot assure you, however, that we will so qualify or be able to remain so qualified or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations is greater in the case of a REIT such as ours that holds its assets in partnership form. Further, the determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.

If in any taxable year we fail to qualify as a REIT, we will suffer the following negative results:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income; and

•	we will be subject to federal income tax on our taxable income at regular corporate rates.

In addition, we will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we were entitled to relief under statutory provisions.

There are uncertainties relating to the estimate of our “earnings and profits” attributable to C corporation taxable years.

In order to qualify as a REIT, we cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a C corporation taxable year. A REIT has until the close of its first full taxable year as a REIT in which it has non-REIT earnings and profits to distribute these accumulated earnings and profits. We will be required to distribute these earnings and profits prior to the end of our first taxable year as a REIT, which we expect will be 2004. Failure to do so would result in our disqualification as a REIT. The determination of such earnings and profits is complicated and depends upon facts with respect to which we may have less than complete information or the application of the law governing earnings and profits which is subject to differing interpretations, or both. We currently believe and intend that the special E&P distribution will exceed the amount required to be distributed in order to satisfy the requirement that we not have accumulated earnings and profits attributable to a C corporation taxable year by an amount to be determined by the Board of Directors. Consequently, we believe that the special E&P distribution will be sufficient to distribute all of our non-REIT earnings and profits by the close of our first taxable year as a REIT. There are, however, substantial uncertainties relating to the estimate of our non-REIT earnings and profits and, thus, we cannot assure you that this requirement will be met. These uncertainties include the possibility that the Internal Revenue Service could upon audit increase the taxable income of Catellus, which would increase the non-REIT earnings and profits of Catellus. In this regard, we received notice from the Internal Revenue Service on March 24, 2003 of its intent to audit the 1999 income tax return of Catellus. The Internal Revenue Service also advised us of its intent to audit the 1999 income tax return of a mortgage REIT subsidiary of Catellus. These audits are now under way. Tax counsel will not provide any opinion as to the amount of Catellus’ undistributed earnings and profits and will rely, for purposes of its opinion as to our qualification as a REIT, upon a representation from us that we will not have any undistributed non-REIT earnings and profits as of the end of the year for which we first file our REIT election. Thus, we cannot assure you that we will satisfy the requirement that we distribute all of our non-REIT earnings and profits by the close of our first taxable year as a REIT.

There can be no assurance that the Internal Revenue Service will agree with our determination of our non-REIT earnings and profits, and there are uncertainties regarding the amount of such earnings and profits.

Our third-party development business is potentially subject to prohibited transactions tax.

We currently conduct third party land sales as part of our third-party development business. As a REIT, we will be subject to a 100% tax on our net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales by us of property in the course of our third-party development business will generally constitute prohibited transactions.

We intend to avoid the 100% prohibited transactions tax by conducting our third-party land sales through one or more taxable REIT subsidiaries. We may not, however, always be able to identify properties that will become part of our third-party development business at the time we acquire such properties. Additionally, properties we initially acquire and hold for investment purposes may become third-party development properties as circumstances change. Therefore, we face the potential of being subject to the 100% prohibited transactions tax on the sale of properties acquired by us and not through a taxable REIT subsidiary which we incorrectly identify as property not held for sale to customers in the ordinary case of business or which subsequently becomes property held for sale to customers in the ordinary course of business.

There are potential deferred and contingent tax liabilities.

We will be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on any gain recognized from a sale of any assets occurring within ten years of the REIT conversion which we hold at the effective time of our election to be a REIT but only to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election. Effective January 1, 2004, such tax will be based on the fair market value of our assets as of January 1, 2004. Gain from a sale of an asset occurring more than 10 years after the REIT conversion will not be subject to this corporate-level tax. We currently do not expect to sell any asset if such a sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

We intend to conduct a substantial portion of our development business, consisting of our third-party development business, through one or more taxable REIT subsidiaries. Taxable REIT subsidiaries are subject to regular corporate-level tax, and cannot avail themselves of the dividends paid deduction available to REITs. Consequently, income from our third-party development business, and any other income earned by taxable REIT subsidiaries of ours, will be subject to corporate-level tax.

Certain “deferred gains” on assets owned by us are subject to special gain recognition rules as the result of prior asset transfers between members of the Catellus consolidated group in pre-REIT years. The maximum “deferred gains” associated with these assets is estimated to be $41.4 million. Certain of these assets will be held by Catellus with the remainder held by Catellus Operating Limited Partnership. The special gain recognition rules require Catellus to include in taxable income the previously “deferred gain” on assets upon the occurrence of certain events. Such gains would be taxable, for example, if the assets were contributed to a taxable REIT subsidiary or sold, or if the Catellus Operating Limited Partnership admits a new partner and therefore becomes a separate entity for federal income tax purposes.

In addition, the Internal Revenue Service may assert liabilities against us for corporate income taxes for taxable years of Catellus prior to the time we qualify as a REIT, in which case we will owe such taxes plus interest and penalties, if any. Moreover, any increase in taxable income will result in an increase in accumulated earnings and profits which could either increase the taxable portion of the special E&P distribution to our stockholders or cause us to pay an additional taxable distribution to our stockholders within 90 days of the relevant determination.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At December 31, 2003, we did not have any interest rate protection contracts outstanding.

As of December 31, 2003, approximately 78.4% of our debt bears interest at fixed rates and has a weighted average maturity of 6.7 years and a weighted average coupon rate of 6.74%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. If coupon interest rate changed 100 basis points (1%), the effect on the fair value of our fixed-rate debt would be approximately $53.4 million. The remainder of our debt bears interest at variable rates with a weighted average maturity of 3.1 years and a weighted average coupon rate of 2.87%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. If coupon interest rate increased 100 basis points (1%), the annual effect would be an increase in interest expense of approximately $1.9 million, based on the outstanding balance of our floating rate debt net of cash and restricted cash at December 31, 2003. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

Item 8.    Financial Statements and Supplementary Data

The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 15 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2003. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers of the Company

Our executive officers are listed below. There were no family relationships between any executive officers and directors. All executive officers serve at the pleasure of the Board of Directors, subject to compliance with various employment agreements to which the Company and the officers are parties.

Name and Position	Business Experience	Age
Nelson C. Rising Chairman of the Board and Chief Executive Officer	Mr. Rising has served as our Chairman of the Board and Chief Executive Officer since May 2000. From 1994 through May 2000, Mr. Rising served as our President and Chief Executive Officer and as a Director.	62

Timothy J. Beaudin Executive Vice President	Mr. Beaudin was elected as Executive Vice President in September 2001. Before this election, Mr. Beaudin served as President of our Commercial Group, where he was responsible for managing our commercial development activities, asset management, property sales, and the property tax group. From January 1996 to early 1999, Mr. Beaudin served as our Senior Vice President, Property Operations.	44

Ted Antenucci President, Catellus Commercial Development Corporation	Mr. Antenucci was elected as President of Catellus Commercial Development Corporation (“Catellus Commercial”), a wholly owned subsidiary of the Company, in October 2001. Before this election, Mr. Antenucci served as Executive Vice President of Catellus Commercial, where he managed the company’s expansive industrial development activities throughout the western United States, from April 1999 to September 2001. Prior to that, he served as Vice President of Catellus from October 1995 to April 1999.	39

C. William Hosler Senior Vice President and Chief Financial Officer	Mr. Hosler joined us as Senior Vice President and Chief Financial Officer in July 1999. From January 1998 to March 1999, Mr. Hosler served as the Chief Financial Officer for Capital Company of America, LLC.	40

Vanessa L. Washington Senior Vice President and General Counsel	Ms. Washington joined us in December 2001 and has served as Senior Vice President and General Counsel since January 2002. Prior to that, Ms. Washington was associated with California Federal Bank from 1992 to 2001, and served as Senior Vice President, Corporate Secretary and Counsel from 1996 to 2001.	44

Paul A. Lockie Vice President and Controller	Mr. Lockie has served as Vice President and Controller since he joined us in February 1996.	45

Directors Not Standing for Reelection

Currently, the authorized number of directors is eleven. However, in February 2004, the board of directors approved an amendment to our Bylaws reducing the authorized number of directors to nine, effective at the time of our annual meeting on May 4, 2004. In view of the reduction in the board size and to facilitate the carrying out of Catellus’ policy of periodically rotating directors, Joseph F. Alibrandi and Cora M. Tellez have submitted their resignations from the board, effective at the time of the annual meeting.

Information regarding Mr. Alibrandi and Ms. Tellez is set forth below. Information regarding each of the other nine directors who are standing for reelection is incorporated from the 2004 Proxy Statement.

Name of Director	Business Experience
Joseph F. Alibrandi Director since: 1989 Age: 75	Since 2001, Mr. Alibrandi has served as Chairman and Chief Executive Officer of Alibrandi Associates, L.L.C., a money management firm. From 1985 until his retirement in 1999, Mr. Alibrandi served as Chairman of Whittaker Corporation, a diversified company with business activities in the aerospace and communications fields. From 1974 to 1994 and from 1996 to 1999, he also served as Chief Executive Officer of Whittaker Corporation. Mr. Alibrandi is currently a director of AeroVironment, Inc.

Cora M. Tellez Director since: 2001 Age: 54	From January 2001 to April 2002, Ms. Tellez served as President of the Health Plans Division of Health Net, Inc., a managed health care company. From 2000 to January 2001, she served as President of the Western Division of Health Net, Inc., and from 1998 to 1999, she served as President and Chief Executive Officer of Health Net of California, a division of Health Net, Inc. From 1997 to 1998, Ms. Tellez served as President and Chairman of Prudential HealthCare Plan of California, Inc., a health care company, and from 1994 to 1997, she served as Senior Vice President and Regional Chief Executive of the Bay Region for Blue Shield of California, a health insurance provider. Ms. Tellez is currently Chair of the Asian Pacific Fund, a non-profit organization. She is also a director of the S.H. Cowell Foundation, Mills College, the Institute for the Future, Holy Names College, Philippine International Aid, and the Institute for Medical Quality.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board of Directors is composed of five members who are independent under the New York Stock Exchange listing standards and the regulations adopted by the Securities and Exchange Commission (“SEC”) pursuant to the Sarbanes-Oxley Act of 2002. The current members of the Audit Committee are Daryl J. Carter (Chair), William M. Kahane, Leslie D. Michelson, Thomas M. Steinberg, and Cora M. Tellez. The Board has determined that Mr. Carter qualifies as an audit committee financial expert as defined in SEC regulations adopted under the Sarbanes-Oxley Act.

Code of Ethics and Other Corporate Governance Matters

The Company has a Code of Ethics that applies to directors and all of its employees, including the Chief Executive Officer, Chief Financial Officer and Controller. Any amendment to, or waiver from, a provision of our Code of Ethics that (i) applies to our Chief Executive Officer, Chief Financial Officer or Controller, or any person performing functions similar to those performed by such officers, and (ii) relates to any element of the code of ethics definitions, as enumerated in Item 406(b) of SEC Regulation S-K, will be posted on our website at www.catellus.com within five business days following the date of the amendment or waiver.

Our Code of Ethics, as well as our Corporate Governance Guidelines, Audit Committee Charter, Compensation and Benefits Committee Charter, Corporate Governance Committee Charter, and Nominating Committee Charter, are available on our website at www.catellus.com and are available in print free of charge to any stockholder who requests any of these documents. Any such request should be addressed and sent to: Investor Relations, Catellus Development Corporation, 201 Mission Street, 2nd floor, San Francisco, California 94105.

Incorporation by Reference

The following information in the 2004 Proxy Statement is incorporated herein by reference:

•	The information, including the names, ages, and business experience of director nominees, contained in the table appearing immediately under the caption of “Nominees to the Board of Directors”;

•	The information in the section captioned “Nominees to the Board of Directors—Arrangements Regarding Nominees”; and

•	The information in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.    Executive Compensation

The following information in the 2004 Proxy Statement is incorporated herein by reference:

•	The information in the section captioned “Further Information Regarding the Board of Directors—Director Compensation”;

•	The information in the sections captioned “Compensation of Executive Officers,” “Summary Compensation Table” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”;

•	The information in the section captioned “Employment Agreements”; and

•	The information in the section captioned “Compensation Policy for Senior Executive Officers” in the “Report of the Compensation and Benefits Committee.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We currently maintain the 1991 Stock Option Plan, the Amended and Restated Executive Stock Option Plan, the 1995 Stock Option Plan, the Amended and Restated 1996 Performance Award Plan, the 2000 Performance Award Plan (the “2000 Plan”), and the 2003 Performance Award Plan (the “2003 Plan”). All of these plans have been approved by our stockholders. Currently, awards may only be made under the 2003 Plan.

The following table sets forth, for our equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding awards, and the number of shares remaining available for future award grants as of December 31, 2003.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders	2,438,783	(1)	$13.26	(2)	1,910,986	(3)
Equity Compensation Plans not approved by stockholders	0		0		0

Total	2,438,783		$13.26		1,910,986

(1)	Represents 58,550 shares subject to outstanding options, 29,998 shares underlying director stock units, payable on a one-for-one basis, credited to stock unit accounts, and 77,679 restricted stock units under the 2003 Plan; 1,290,542 shares subject to outstanding options, 54,689 shares underlying director stock units, payable on a one-for-one basis, credited to stock unit accounts, and 651,121 restricted stock units under the 2000 Plan; 181,679 shares subject to outstanding options and 61,151 shares underlying director stock units, payable on a one-for-one basis, credited to stock unit accounts under the Amended and Restated 1996 Performance Award Plan; 16,415 shares subject to outstanding options under the 1991 Stock Option Plan; 11,710 shares subject to outstanding options under the Amended and Restated Executive Stock Option Plan; and 5,249 shares subject to outstanding options under the 1995 Stock Option Plan.

Excluded from this total are 284,762 shares of restricted stock awarded under the 2000 Plan and the 2003 Plan and 84,565 restricted stock units that resulted from the E&P Distribution.

(2)	Weighted average exercise price is calculated on the basis of shares underlying outstanding options. Director stock units and restricted stock units do not have an exercise price and, therefore, are excluded from the calculation of the weighted average exercise price.

(3)	Of these shares, 1,715,391 were available for options, stock appreciation rights, restricted stock, phantom stock or units, performance stock or units, bonus stock, dividend equivalent units, or other stock-based awards under the 2003 Plan, provided, however, that no more than 1,303,939 shares were available for restricted stock awards under the 2003 Plan; and 195,595 shares were available for restricted stock awards under the 2000 Plan.

The information in the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information in the section captioned “Certain Relationships and Related Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the sections captioned “Auditor Fees and Independence” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules at F-1 herein.

All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on Pages E-1–E-3.

(b) Reports on Form 8-K

Form 8-K, item 5, December 4, 2003

Form 8-K, item 5 and 7, November 7, 2003

Form 8-K, item 7 and 12, November 5, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATELLUS DEVELOPMENT CORPORATION

By:	/S/ NELSON C. RISING

Nelson C. Rising Chairman and Chief Executive Officer

Dated: March 12, 2004

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nelson C. Rising, C. William Hosler and Vanessa L. Washington, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ NELSON C. RISING Nelson C. Rising	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/S/ C. WILLIAM HOSLER C. William Hosler	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/S/ PAUL A. LOCKIE Paul A. Lockie	Vice President and Controller (Principal Accounting Officer)	March 12, 2004

/S/ JOSEPH F. ALIBRANDI Joseph F. Alibrandi	Director	March 12, 2004

/S/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Director	March 12, 2004

/S/ DARYL J. CARTER Daryl J. Carter	Director	March 12, 2004

/S/ RICHARD D. FARMAN Richard D. Farman	Director	March 12, 2004

/S/ CHRISTINE GARVEY Christine Garvey	Director	March 12, 2004

Signature	Title	Date

/S/ WILLIAM M. KAHANE William M. Kahane	Director	March 12, 2004

/S/ LESLIE D. MICHELSON Leslie D. Michelson	Director	March 12, 2004

/S/ DEANNA W. OPPENHEIMER Deanna W. Oppenheimer	Director	March 12, 2004

/S/ THOMAS M. STEINBERG Thomas M. Steinberg	Director	March 12, 2004

/S/ CORA M. TELLEZ Cora M. Tellez	Director	March 12, 2004

CATELLUS DEVELOPMENT CORPORATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Catellus Development Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California

February 27, 2004

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2003	2002
Assets
Properties	$2,498,015	$2,448,081
Less accumulated depreciation	(446,872)	(399,923)

	2,051,143	2,048,158
Other assets and deferred charges, net	292,312	273,853
Notes receivable, less allowance	119,202	44,947
Accounts receivable, less allowance	19,752	14,211
Assets held for sale	2,352	2,760
Restricted cash and investments	64,617	36,593
Cash and cash equivalents	45,931	274,927

Total	$2,595,309	$2,695,449

Liabilities and stockholders’ equity
Mortgage and other debt	$1,378,054	$1,500,955
Accounts payable and accrued expenses	157,036	117,493
Deferred credits and other liabilities	291,530	151,466
Liabilities associated with assets held for sale	2,296	3,233
Deferred income taxes	56,712	318,970
Minority interests	—	57,363

Total liabilities	1,885,628	2,149,480

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, 103,822 and 110,817 shares issued, and 102,724 and 87,170 shares outstanding at December 31, 2003 and 2002, respectively	1,039	1,108
Paid-in capital	489,143	531,362
Unearned value of restricted stock and restricted stock unit grants (1,098 shares at December 31, 2003)	(22,720)	—
Treasury stock, at cost (23,647 shares at December 31, 2002)	—	(401,082)
Accumulated earnings	242,219	414,581

Total stockholders’ equity	709,681	545,969

Total	$2,595,309	$2,695,449

See notes to consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues
Rental revenue	$296,522	$263,809	$230,256
Sales revenue	204,271	139,604	245,804
Management, development and other fees	11,129	7,088	6,000

	511,922	410,501	482,060

Costs and expenses
Property operating costs	(85,693)	(70,686)	(61,019)
Cost of sales	(119,664)	(89,661)	(149,698)
Selling, general and administrative expenses	(55,747)	(43,695)	(45,826)
Depreciation and amortization	(70,156)	(62,407)	(51,622)

	(331,260)	(266,449)	(308,165)

Operating income	180,662	144,052	173,895

Other income
Equity in earnings of operating joint ventures, net	6,898	8,277	8,833
Equity in earnings of development joint ventures, net	32,849	29,232	25,978
Gain on non-strategic asset sales	22,950	7,264	3,909
Interest income	7,294	9,871	23,608
Other	3,744	9,196	5,740

	73,735	63,840	68,068

Other expenses
Interest expense	(61,849)	(59,735)	(56,013)
REIT transition costs	(7,262)	—	—
Other	(2,541)	(2,021)	(17,475)

	(71,652)	(61,756)	(73,488)

Income before minority interests, income taxes, and discontinued operations	182,745	146,136	168,475
Minority interests	—	(6,106)	(6,142)

Income before income taxes and discontinued operations	182,745	140,030	162,333
Income tax benefit (expense)	45,516	(53,543)	(65,803)

Income from continuing operations	228,261	86,487	96,530

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	6,129	13,748	—
Income (loss) from discontinued operations	409	421	(9)

Net gain (loss) from discontinued operations	6,538	14,169	(9)

Net income	$234,799	$100,656	$96,521

Income per share from continuing operations
Basic	$2.28	$0.89	$0.87

Assuming dilution	$2.23	$0.86	$0.85

Income per share from discontinued operations
Basic	$0.07	$0.14	$—

Assuming dilution	$0.07	$0.15	$—

Net income per share
Basic	$2.35	$1.03	$0.87

Assuming dilution	$2.30	$1.01	$0.85

Average number of common shares outstanding—basic	99,941	97,642	110,613

Average number of common shares outstanding—diluted	102,171	100,118	113,340

See notes to consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Unearned Value of Restricted Stock and Restricted Stock Units	Treasury Stock		Paid-In Capital	Accumulated Earnings	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2000	108,088	$1,081	$—	(1,997)	$(28,660)	$493,420	$217,404	$683,245
Exercise of stock options and other	2,121	21	—	—	—	27,892	—	27,913
Treasury stock purchases	—	—	—	(21,650)	(372,422)	—	—	(372,422)
Net income	—	—	—	—	—	—	96,521	96,521

Balance at December 31, 2001	110,209	1,102	—	(23,647)	(401,082)	521,312	313,925	435,257
Exercise of stock options and other	608	6	—	—	—	10,050	—	10,056
Net income	—	—	—	—	—	—	100,656	100,656

Balance at December 31, 2002	110,817	1,108	—	(23,647)	(401,082)	531,362	414,581	545,969
Earnings and profits distribution	10,655	107	—	—	—	251,477	(351,874)	(100,290)
Dividends	—	—	—	—	—	—	(55,287)	(55,287)
Exercise of stock options and other	4,866	49	—	—	—	81,913	—	81,962
Treasury stock retirements	(23,647)	(236)	—	23,647	401,082	(400,846)	—	—
Restricted stock and restricted stock unit grants	1,131	11	(24,554)	—	—	25,237	—	694
Compensation expense	—	—	1,834	—	—	—	—	1,834
Net income	—	—	—	—	—	—	234,799	234,799

Balance at December 31, 2003	103,822	$1,039	$(22,720)	—	$—	$489,143	$242,219	$709,681

See notes to consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$234,799	$100,656	$96,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,156	62,407	51,622
Deferred income taxes	(246,855)	21,385	49,499
Deferred gain recognized	(3,499)	(14,820)	(4,987)
Amortization of deferred loan fees and other costs	4,871	5,993	5,775
Equity in earnings of joint ventures	(39,747)	(37,509)	(34,811)
Gain on sales of investment property	(10,215)	(22,252)	(33,078)
Minority interests in earnings of consolidated entities	—	6,106	6,142
Operating distributions from joint ventures	55,033	86,222	43,786
Cost of development property and non-strategic assets sold	129,699	83,612	166,340
Capital expenditures for development property	(81,075)	(56,955)	(66,277)
Other property acquisitions	—	(738)	(16,785)
Other, net	1,347	3,738	(4,592)
Change in assets and liabilities:
Accounts and notes receivable	(70,906)	37,092	(28,418)
Other assets and deferred charges	8,116	(78,035)	(37,589)
Accounts payable and accrued expenses	5,801	(17,144)	15,306
Deferred credits and other liabilities	150,343	7,388	133,310

Net cash provided by operating activities	207,868	187,146	341,764

Cash flows from investing activities:
Property acquisitions	(95,893)	(24,449)	(79,782)
Capital expenditures for investment property	(146,511)	(227,533)	(254,807)
Tenant improvements	(8,809)	(9,945)	(2,893)
Reimbursable construction costs	(10,583)	(54,426)	(16,097)
Net proceeds from sale of investment property	37,270	29,460	50,149
Distributions from joint ventures	8,601	—	—
Contributions to joint ventures	(6,587)	(17,365)	(2,035)
(Increase) decrease in restricted cash and investments	(28,024)	(29,027)	37,912

Net cash used in investing activities	(250,536)	(333,285)	(267,553)

Cash flows from financing activities:
Borrowings	110,922	445,778	398,501
Repayment of borrowings	(223,519)	(251,626)	(228,763)
Earnings and profits distribution	(100,290)	—	—
Dividends	(27,562)	—	—
Distributions to minority partners	(4,551)	(4,542)	(5,106)
Purchase of treasury stock	—	—	(372,422)
Proceeds from issuance of common stock	58,672	8,761	19,716

Net cash (used in) provided by financing activities	(186,328)	198,371	(188,074)

Net (decrease) increase in cash and cash equivalents	(228,996)	52,232	(113,863)
Cash and cash equivalents at beginning of year	274,927	222,695	336,558

Cash and cash equivalents at end of year	$45,931	$274,927	$222,695

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$62,308	$53,706	$52,378
Income taxes	$72,032	$32,386	$8,110
Non-cash financing activities:
Seller-financed acquisitions	$—	$—	$10,000
Debt forgiveness—property reconveyance/reduction	$(11,380)	$(507)	$(3,844)

See notes to consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Catellus Development Corporation (together with is subsidiaries, “Catellus”, or the “Company”) owns and develops primarily industrial properties located in major markets in California, Illinois, Texas, Colorado, with planned expansion into Georgia and New Jersey. The Company operated as a fully taxable C-Corporation through December 31, 2003. At December 31, 2003, the Company reorganized its operations in order to operate as a real estate investment trust (“REIT”) commencing January 1, 2004 (see Note 18).

Note 2.    Summary of Significant Accounting Policies

Revenue recognition—Rental revenue, in general, is recognized when due from tenants; however, revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the lease. Direct costs of negotiating and consummating a lease are deferred and amortized on a straight-line basis over the initial term of the related lease. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy.

The Company recognizes management, development, and other fees as earned. Fees earned from the Company’s unconsolidated joint ventures are recognized to the extent of outside ownership with the Company’s share deferred. These deferred fees will be recognized when the assets or venture is either sold or liquidated, as appropriate.

The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods, including the percentage-of-completion method. When the Company receives inadequate cash down payment and takes a note for the balance, profit is deferred until such time as sufficient cash is received to meet minimum down payment requirements. In general, specific identification and relative sales value methods are used to determine the cost of sales.

Property and deferred charges—Real estate is stated at of cost using the methodology described as follows: (a) for operating properties and properties held for investment, a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow is less than its net book value; (b) for properties held for sale, a write-down to estimated fair value is recorded when the Company determines that the net book value exceeds the estimated selling price, less cost to sell. This evaluation is made by management on a property-by-property basis. Based upon the evaluation, an impairment charge of $6.7 million was recognized as part of cost of sales in 2003, thus reducing the Company’s developable land basis by the same amount. The evaluation of future cash flows and fair value of individual properties requires significant judgment; it is reasonably possible that a change in estimate could occur as economic conditions change.

The Company capitalizes direct construction and development costs. Costs associated with financing or leasing projects are also capitalized and amortized over the period benefited by those expenditures on a straight-line basis, which approximates the effective interest rate method.

Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives of between 20 and 40 years. Tenant improvements are depreciated over the primary terms of the leases (generally 3-15 years), while furniture and equipment are depreciated using lives ranging between 3 and 10 years.

Maintenance and repair costs are charged to expense as incurred, while significant improvements, replacements, and major renovations are capitalized.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for doubtful accounts—Accounts receivable are net of an allowance for uncollectible accounts totaling $1.5 million and $1.6 million at December 31, 2003 and 2002, respectively.

Environmental costs—The Company incurs ongoing environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold.

The Company maintains a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. For developable land, remediation costs will be capitalized, as incurred, as part of the project costs.

Income taxes—Beginning January 1, 2004, Catellus intends to elect to be taxed as a REIT under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended (see Note 18). A REIT generally does not incur federal taxes on its taxable income as long as it distributes 90% of its taxable income and meets various income, asset and ownership tests. Because Catellus has reorganized so that it can operate as a REIT beginning January 1, 2004 and intends to elect REIT status upon filing its 2004 tax return, the Company will no longer be taxed and accordingly, Catellus has reversed the majority of its deferred taxes in the fourth quarter 2003. Certain deferred taxes have been maintained including those relating to the Company’s Taxable REIT Subsidiaries (“TRS”) and those related to built-in gains for properties included in the REIT. For the Company’s TRS, deferred taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of their assets and liabilities. For properties transferred to the REIT, a deferred tax has been recorded for certain assets which the Company believes may be sold within ten years because of certain tenant options or the size and type of property. The deferred tax for built-in gains is computed as the difference between the book and tax basis of those properties which the Company believes will be difficult to transact as tax-free exchanges. In addition, where the Company has recognized a deduction for uncertain tax positions, no financial statement benefit is recorded until the tax impact is certain.

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and investees, which are controlled by the Company (i.e. ability to exercise control over the operations of an entity, including a board where a majority of the votes can be obtained by employees of the Company). Other investees are accounted for by using the equity method, including investees in which the Company has a majority interest, but the minority venture partner(s) has (have) substantive participating rights in the operations of the investee. Another investee, with whom the Company has related party transactions, is accounted for under the cost method.

Cash and cash equivalents and restricted cash and investments—The Company considers all highly liquid investments with maturity of three months or less at time of purchase to be cash equivalents. Of the restricted cash and investments totaling $64.6 million and $36.6 million at December 31, 2003 and 2002, respectively, $38.1 million and $5.1 million, respectively, represent proceeds from property sales being held in separate cash accounts at trust companies in order to preserve the Company’s options of reinvesting the proceeds on a tax-deferred basis. Approximately $23.1 million and $24.6 million at December 31, 2003 and 2002, respectively, represents funds held in pledge accounts at a bank until certain loan collateral pool requirements are met. In addition, restricted investments of $3.4 million and $6.9 million at December 31, 2003 and 2002, respectively, represent certificates of deposit used to guarantee lease performance. The Company maintains cash balances with investment grade financial institutions to mitigate the risk of loss for amounts on deposit in excess of federally insured limits.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest rate protection contracts (“Treasury-lock contracts”)—The Company may enter into interest rate protection agreements from time to time to lock its interest rate when negotiating fixed rate financing agreements. Amounts paid or received would be capitalized and amortized as a component of interest expense using the effective interest method over the term of the associated debt agreement.

Notes receivable—Notes receivable are carried at the principal balance, less estimated uncollectible amounts totaling $1.8 million at December 31, 2003 and 2002. Interest is recognized as earned; however, the Company discontinues accruing interest when collection is considered doubtful. Notes are generally collateralized by real property or a financing agreement.

Financial instruments—The historical cost basis of the Company’s notes receivable is representative of fair value based on a comparison to year-end interest rates for receivables of comparable risks and maturities. Variable rate debt has carrying values which approximate estimated fair value while fixed rate mortgage loans have an estimated aggregate fair value of $1.13 billion and remaining principal of $1.05 billion based on a comparison to year-end interest rates for debt with similar terms and remaining maturities. The carrying amounts of the Company’s cash and cash equivalents, restricted cash and investments, accounts receivables, accounts payables, and accrued expenses approximate fair value due to the short term maturities of these assets and liabilities.

Bond financings—Assessment bonds are usually issued by a municipality district or a tax incremental financing entity to finance costs of public infrastructure improvements. The Company records an obligation within mortgage and other debt if the assessment to be levied by the bond’s issuer is fixed and determinable, the assessment has been guaranteed by the Company or the Company controls the municipal board (see Notes 3 and 15). In all other cases, the Company records a receivable for the amount due from the municipality as it is incurred.

Income per share—Income from continuing and discontinued operations per share of common stock applicable to common stockholders is computed by dividing respective income by the weighted average number of shares of common stock outstanding during the period (see table below for effect of dilutive securities). Prior years’ shares have been increased as a result of a stock dividend (see Note 18).

	Year Ended December 31,
	2003			2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$228,261	99,941	$2.28	$86,487	97,642	$0.89	$96,530	110,613	$0.87

Effect of dilutive securities: stock options	—	2,230		—	2,476		—	2,727

Income from continuing operations assuming dilution	$228,261	102,171	$2.23	$86,487	100,118	$0.86	$96,530	113,340	$0.85

Gain (loss) from discontinued operations	$6,538	99,941	$0.07	$14,169	97,642	$0.14	$(9)	110,613	$—

Effect of dilutive securities: stock options	—	2,230		—	2,476		—	2,727

Gain (loss) from discontinued operations assuming dilution	$6,538	102,171	$0.07	$14,169	100,118	$0.15	$(9)	113,340	$—

Net income	$234,799	99,941	$2.35	$100,656	97,642	$1.03	$96,521	110,613	$0.87

Effect of dilutive securities: stock options	—	2,230		—	2,476		—	2,727

Net income assuming dilution	$234,799	102,171	$2.30	$100,656	100,118	$1.01	$96,521	113,340	$0.85

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, 1,098,127 shares of restricted stock and restricted stock units were not included in the computation of diluted income per share because the fair market value at date of grant was greater than the average annual market price of the Company’s common stock.

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Partnership accounting—The Company accounts for unconsolidated partnerships or other investees who do not qualify as a variable interest equity (collectively referred to as unconsolidated joint ventures) under the equity method including investees in which the Company has a majority interest, but the minority venture partner(s) has (have) substantive participating rights in the operations of the investee. Earnings or losses of unconsolidated joint ventures are recognized to the extent of the Company’s ownership or participation interest. The Company does not recognize its share of losses generated by these investments in excess of its investment unless it is legally committed or intends to fund deficits in the future. The Company may provide fee services to joint ventures but will recognize revenues only to the extent of the outside partner’s ownership interest and will defer profits on its ownership interest until the joint venture is sold or liquidated (see Note 5, Joint Venture Investments).

Minority interests—In 1999, the Company formed a subsidiary REIT and sold 10% of this subsidiary’s stock to minority investors. In January 2003, the Company acquired the 10% interest of the minority investors for $60.7 million. The acquisition was accounted for based on the purchase method of accounting.

New accounting standards

In December 2003, the FASB issued Interpretation No. 46-R, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R requires that any entity meeting certain rules relating to a company’s equity investment at risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim or annual reporting period beginning after December 15, 2003, for variable interest entities in which the Company holds a variable interest that was acquired before February 1, 2003. The Company has and will adopt FIN 46-R in the time frames as required by the statement. There is no significant effect on the financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate. At December 31, 2003, the Company did not own any equity investment created or acquired after January 31, 2003, that qualified as a variable interest equity.

In May 2003, the FASB issued Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for the clarification and measurement of certain financial instruments with characteristics of both liabilities and equity. However, in November 2003, the provisions as related to mandatorily redeemable non-controlling interests in finite lived entities have been deferred indefinitely. The other provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. There is no effect on the financial position, results of operations or cash flows of the Company as a result of adopting this standard.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for stock-based compensation

At December 31, 2003, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options when granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Subsequent modifications relating to the REIT conversion resulted in compensation expense of $2.0 million for the year ended December 31, 2003 (see Notes 11 and 18). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 11, for further data regarding Black-Scholes and the Company’s option plans).

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except income per share data)
Net income, as reported	$234,799	$100,656	$96,521
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,209	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,747)	(5,330)	(4,558)

Pro forma net income	$232,261	$95,326	$91,963

Earnings per share:
Basic—as reported	$2.35	$1.03	$0.87

Basic—pro forma	$2.32	$0.98	$0.83

Diluted—as reported	$2.30	$1.01	$0.85

Diluted—pro forma	$2.27	$0.95	$0.81

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Mortgage and Other Debt

Mortgage and other debt consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Fixed rate mortgage loans, interest at 6.01% to 9.50%, due at various dates through April 12, 2016(a)	$1,051,004	$1,080,655
Floating rate mortgage loans, interest variable (2.96% to 3.37% at December 31, 2003), due at various dates through August 1, 2006(b)	139,223	207,212
Construction loans, interest variable (2.97% to 3.50% at December 31, 2003), due at various dates through October 20, 2004(c)	54,220	78,244
Revolving credit facility, interest variable (3.15% at December 31, 2003), due on September 17, 2006(d)	50,000	—
Land acquisition and development loans, interest at 3.02% to 3.15%, due at various dates through November 30, 2008(e)	11,637	22,241
Assessment district bonds, interest at 1.11% to 8.70%, due at various dates through September 1, 2033(f)	63,802	103,935
Other loans, interest at 3.47% to 7.0%, due at various dates through August 2, 2012(g)	8,168	8,668

Mortgage and other debt	1,378,054	1,500,955
Liabilities of assets held for sale:
Fixed rate mortgage loans	—	2,849
Floating rate mortgage loans	2,071	298

Total mortgage and other debt	$1,380,125	$1,504,102

(a)	The fixed rate mortgage loans consist of the following: a $346.6 million loan bearing interest at 6.01% (6.68% effective rate considering financing costs), with a 30-year amortization schedule and maturing in November 2008; a $281.2 million loan bearing interest of 7.05% (7.17% effective rate considering financing costs) with a 30-year amortization schedule and maturity in April 2012; a $194.7 million loan bearing interest at 7.25% (7.28% effective rate considering financing costs), with a 30-year amortization schedule and maturing in April 2016; a $139.8 million loan bearing interest at 6.65% (6.72% effective rate considering financing costs), maturing on various dates from October 2006 through July 2007; $71.5 million of loans bearing interest at 7.29% (7.43% effective rate considering financing costs), maturing on various dates from January 2008 through May 2010; and $17.2 million of loans bearing interest at 7.23% to 9.50%, maturing on various dates from December 2005 through March 2009.

These fixed rate mortgage loans are collateralized by certain of the Company’s operating properties and by an assignment of rents generated by the underlying properties. These loans have penalties if paid prior to maturity.

(b)	The Company’s floating rate mortgage loans are collateralized by operating properties and by an assignment of rents generated by the underlying properties.

(c)	In 2003, the Company modified a construction loan agreement reducing the facility commitment from $70 million to $50 million and extended the maturity date one year to October 20, 2004, with the option of extending the maturity an additional year to October 20, 2005, if certain conditions are met. At December 31, 2003, the $50 million has been funded.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s construction loans are used to finance development projects and are collateralized by the related land and improvements. As construction is completed, these loans may be refinanced with fixed or variable rate mortgages.

(d)	During 2003, the Company closed a senior revolving credit facility in the aggregate principal amount of $200 million, of which $50 million was drawn at December 31, 2003. The facility matures in September 2006, unless extended an additional year at the Company’s election. The current interest rate is set at the Eurodollar rate plus 2%. The Company has the right during the initial term of the facility to increase the facility amount up to an aggregate principal amount of $300 million. The Company may prepay the facility in whole or in part, at any time without penalty. The initial $50 million proceeds were used to pay down an existing floating rate mortgage loan.

(e)	Land acquisition and development loans are used to acquire land and/or finance related development and are collateralized by the related land.

(f)	The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit the Company’s properties. Debt service on these bonds is either collateralized by certain of the Company’s properties or by letters of credit (see Note 15). In 2003, the Company sold its interest in an unconsolidated joint venture and removed the associated assessment district bond liability of $35.6 million.

(g)	Other loans include equipment financing of $7.8 million at December 31, 2003, which was subsequently repaid in January 2004.

Four of the Company’s credit agreements, totaling $315 million, have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $482.4 million, all terms as defined in those agreements. As of or for the period ending December 31, 2003, the actual results were 1.79 to 1; 0.59 to 1; 0.41 to 1; and $709.7 million, respectively. Outstanding borrowings under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. At December 31, 2003, the Company had unused availability of $142.3 million under the line. The Company’s 50% guarantee of one of its joint venture’s construction loans of $165 million contains corporate financial covenants including a minimum debt service coverage ratio of 1.60 to 1, a maximum leverage ratio of 65%, and a minimum tangible net worth of $482.4 million (subject to adjustment for stock buybacks), with different definitions than the other agreements. As of or for the period ending December 31, 2003, the actual results were 2.03 to 1; 56.4%; and $709.7 million, respectively. The Company’s performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event the Company was to breach any of these covenants and was unable to negotiate satisfactory waivers or amendments, the Company’s lenders in these credit facilities could declare amounts outstanding due and payable.

The Company’s revolving credit facility includes a covenant restricting dividends, subject to certain exceptions, in any fiscal year to the greater of (i) 95% of Funds From Operations or (ii) such amount necessary for the REIT Guarantor to qualify as a REIT under the Internal Revenue Code. The first measurement for compliance with this covenant will be after completion of the 2004 fiscal year.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of mortgage and other debt outstanding as of December 31, 2003, including debt associated with assets held for sale, are summarized as follows (in thousands):

2004	$97,968
2005	130,364
2006	231,321
2007	24,292
2008	358,864
Thereafter	537,316

$1,380,125

Interest costs relating to mortgage and other debt are summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Total interest incurred	$84,177	$85,156	$83,623
Interest capitalized	(22,025)	(24,380)	(25,478)

Interest expensed	62,152	60,776	58,145
Less discontinued operations	(303)	(1,041)	(2,132)

Interest expense from continuing operations	$61,849	$59,735	$56,013

Total interest incurred includes $4.9 million, $6.0 million, and $5.8 million of amortization of deferred loan fees and other costs for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 4.    Income Taxes

In December 2003, the Company was restructured to enable it to qualify as a REIT effective January 1, 2004. In general, a corporation that elects REIT status and distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent it distributes its taxable income. The Company believes that it will operate so as to qualify as a REIT beginning January 1, 2004, including paying at least 90% of REIT taxable income to shareholders in 2004 and subsequent years. Based on these considerations, the Company believes that it will not be liable for taxes (except with respect to the items discussed below) and has reversed approximately $118.9 million of previously established tax liabilities in the fourth quarter of 2003.

As part of restructuring operations to enable the Company to qualify as a REIT, subsidiaries have been created (subject to certain size limitations) that qualify as Taxable REIT Subsidiaries (TRS) and will be subject to Federal and State income taxes. Accordingly, the Company will still be liable for federal and state taxes with respect to income earned in the TRS. As a result of this future tax liability, certain assets of the TRS carry temporary differences between book and tax amounts that will continue to be reflected as net deferred tax liabilities at the TRS and in the consolidated balance sheet. In addition, our 1999 and later Federal and State tax returns are still open with certain returns currently under audit, which may result in additional taxes with respect to these prior years. Also, at December 31, 2003, a majority of the Company’s assets outside of the TRS have values in excess of tax basis (“built-in-gain”) of approximately $1.7 billion. Under the REIT rules, the Company is liable for the tax on this built-in-gain if it is realized in a taxable transaction (as for example by sale of the asset) within ten years. The Company believes that it will pay taxes on built-in-gains on certain of the Company’s assets in the event the Company cannot effectuate a tax-free exchange. Lastly, the Company expects that once certain tasks are completed, certain of the Company’s assets not currently in the TRS will later be contributed to the TRS and carry temporary differences between book and tax amounts.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In order to qualify as a REIT, among other things, the Company must distribute all of the accumulated earnings and profits (“E&P”) of Catellus Development Corporation to the Company’s stockholders in one or more taxable dividends prior to the end of the first full taxable year for which the REIT election is effective, which currently is expected to be the taxable year commencing January 1, 2004. To help accomplish the required distribution of accumulated E&P, the Company made a distributions of $128 million in cash and 10.7 million shares of Catellus stock valued at $252 million in the fourth quarter of 2003. The amount of the distributions was based, in part, upon the estimated amount of accumulated E&P at year-end 2003. Although the Company believes that the distributions were sufficient to eliminate all of its accumulated E&P, to the extent that they were not, the Company will make an additional taxable distribution (in the form of cash and/or securities) prior to the end of its first taxable year as a REIT (2004).

Income tax benefit (expense) on income from continuing operations is as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current	$(201,339)	$(32,158)	$(16,304)
Deferred	246,855	(21,385)	(49,499)

Total	$45,516	$(53,543)	$(65,803)

The income tax benefit (expense) reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes and discontinued operations as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Federal income tax expense at statutory rate	$(63,961)	$(49,011)	$(56,817)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal impact	(9,324)	(6,659)	(8,723)
REIT conversion	118,896	—	—
Property donation at fair value	—	2,960	—
Other	(95)	(833)	(263)

	$45,516	$(53,543)	$(65,803)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Significant components of the Company’s net deferred tax liability are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax liabilities:
Real Estate	$44,304	$193,462
Investments in Joint Ventures	12,408	117,942
Other	—	23,388

	56,712	334,792

Deferred tax assets:
Other	—	15,822

	—	15,822

Net deferred tax liability	$56,712	$318,970

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain net deferred tax liabilities have been eliminated (as the Company is no longer liable for certain taxes as a REIT), reclassified to other current liabilities, or paid as current taxes in 2003. Included in liabilities reclassified to current tax accrual are those associated with assets likely to be contributed to the TRS, items for which the Company had previously claimed a tax deduction for non-routine transactions but the tax impact is not certain, and taxable transactions in 2003 that had previously been recorded for book purposes in prior years. With regard to items where the tax impact is uncertain, the Company expects such uncertainties to be resolved upon completion of audits currently under way. A permanent income tax benefit of $21.3 million, $1.3 million, and $7.2 million for the years ended December 31, 2003, 2002, and 2001, respectively, associated with the exercise of stock options is credited directly to paid-in capital on the accompanying consolidated statements of stockholders’ equity.

Note 5.    Joint Venture Investments

The Company has investments in a variety of unconsolidated real estate joint ventures that are involved in both operating properties and development of various other projects.

The Company’s unconsolidated joint ventures include the following at December 31, 2003:

Operating Properties	Ownership Percentage	Development Projects	Ownership Percentage
Hotel		Residential
International Rivercenter(a)	25%	Talega Village, LLC(e)	50%
New Orleans Rivercenter(b)	42%	Serrano Associates, LLC(f)	50%
Pacific Market Investment Company(c)	50%	Parkway Company, LLC(g)	50%
Office		East Baybridge Partners, L.P.(h)	0.14%
Torrance Investment Company(d)	67%	Bayport Alameda Associates, LLC(i)	33.3%
		Urban
		Third & King Investors, LLC(j)	29%
		Commercial
		SAMS Venture, LLC(k)	50%
		Bergstrom Partners, L.P.(l)	50%
		Colorado International Center(m)	45%

(a)	International Rivercenter owns the 1,600-room New Orleans Hilton Hotel on and adjacent to the Lower Poydras Wharf in New Orleans, Louisiana.
(b)	New Orleans Rivercenter owns a 75% undivided interest in an 8.5-acre parcel of land, which primarily provides parking for the New Orleans Hilton Hotel.
(c)	Pacific Market Investment Company owns and operates a 337-room Embassy Suites Hotel in San Diego, California.
(d)	Torrance Investment Company owns two office buildings totaling 202,000 square feet on 14 acres of land in Torrance, California.
(e)	Talega Village, LLC develops age-restricted residential units in Orange County, California. At December 31, 2003, it had no remaining inventory.
(f)	Serrano Associates, LLC acquired and is developing a 3,500-acre master-planned community near Sacramento, California. At December 31, 2003, it had an inventory of 1,131 available lots.
(g)	Parkway Company, LLC develops a master-planned residential community located in Folsom, California. At December 31, 2003, it had an inventory of 418 multi-unit home lots.
(h)	East Baybridge Partners, L.P. developed and operates a 220-unit multifamily mixed-income rental housing project in Emeryville, California. This partnership is accounted for under the cost method.
(i)	Bayport Alameda Associates, LLC develops and sells duplexes and single-family housing units on 151 lots in Alameda, California.
(j)	Third & King Investors, LLC is in the construction phase of a mixed-use project at Mission Bay in San Francisco, California.
(k)	SAMS Venture, LLC is developing a new facility for the United States Air Force, and sells or develops for sale, other mixed use parcels in El Segundo, California.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l)	Bergstrom Partners, L.P. develops for sale 624 acres of mixed-use land in Austin, Texas.
(m)	Colorado International Center develops and improves for sale 320 acres of mixed-use land in Denver, Colorado, near the new International Airport. This unconsolidated joint venture was sold in January 2004, to an entity whose principal was a former Company employee, for the Company’s capital investment balance of $0.3 million.

In 2001, the Company sold its retained interest in BHC Residential, LLC, and realized a pre-tax gain of $14.2 million (see Note 14), which has been included in “Equity in earnings of development joint ventures, net” on the consolidated statement of operations.

In September 2003, the Company sold its interest in the Traer Creek LLC’s in exchange for a note receivable. A provision in the sales agreement allows for a discount on the purchase price of $1 million depending on the buyers timing of payment of the note. Thus the Company deferred a gain of $5.4 million at December 31, 2003, which was subsequently recognized in January 2004 upon the buyers full payment of the note.

In December 2003, the Company sold its investment interest in Talega Associates, LLC and recorded as “Sales revenue” $47.4 million with a net sales gain of $41.9 million on the consolidated statement of operations.

The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 2003, these guarantees totaled $61.9 million. In some cases, other parties have jointly and severally guaranteed these obligations, which are also collateralized by the related properties.

The combined balance sheets and statements of operations of these unconsolidated joint ventures, along with the Company’s proportionate share, are summarized as follows:

	Combined December 31,		Proportionate Share December 31,
	2003	2002	2003	2002
	(In thousands)
Assets:
Operating properties:
Property	$144,072	$147,183	$45,980	$46,553
Other	18,579	17,483	5,823	6,003
Development projects:
Property	315,752	318,727	101,643	104,158
Other	28,677	31,269	7,753	10,583

Total	$507,080	$514,662	$161,199	$167,297

Liabilities and venturers’ equity:
Operating properties:
Notes payable	$204,306	$189,531	$66,451	$58,596
Other	18,135	17,052	5,228	4,880
Development projects:
Notes payable	129,873	68,038	40,671	26,538
Other	39,257	83,668	14,258	30,132

Total liabilities	391,571	358,289	126,608	120,146

Venturers’ equity/(deficit):
Operating properties	(59,790)	(41,918)	(19,876)	(10,920)
Development projects	175,299	198,291	54,467	58,071

	115,509	156,373	34,591	47,151

Total liabilities and venturers’ equity	$507,080	$514,662	$161,199	$167,297

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s proportionate share of venturers’ equity is an aggregate amount for all ventures. Because the Company’s ownership percentage differs from venture to venture, because there are varying distribution agreements, and because certain ventures have accumulated equity while others have accumulated deficits, the Company’s percentage of venturers’ equity is not reflective of the Company’s ownership percentage of the ventures. The Company does not recognize its share of losses generated by joint ventures in excess of its investment unless it is legally committed or intends to fund deficits in the future.

The Company has contributed appreciated property to certain of its joint venture investments. Although the properties are recorded by the venture at fair value on the date of contribution, the related gains have been deferred in the Company’s financial statements and will be recognized when the properties are sold by the joint ventures.

	Combined			Proportionate Share
	Year Ended December 31,
	2003	2002	2001	2003	2002	2001
	(In thousands)
Revenue:
Operating properties	$137,290	$136,217	$135,849	$41,261	$40,792	$41,006
Development projects	209,181	282,100	220,154	72,256	124,434	109,842

	346,471	418,317	356,003	113,517	165,226	150,848

Expenses:
Operating properties	113,736	107,284	106,184	34,363	32,515	32,173
Development projects	111,266	207,765	191,370	39,407	95,202	83,864

	225,002	315,049	297,554	73,770	127,717	116,037

Net earnings before income tax	$121,469	$103,268	$58,449	$39,747	$37,509	$34,811

Note 6.    Property

Book value by property type consists of the following:

	December 31,
	2003	2002
	(In thousands)
Rental properties:
Industrial buildings	$1,202,788	$1,134,890
Office buildings	386,438	372,795
Retail buildings	99,198	100,882
Ground leases and other	169,127	176,430
Investment in operating joint ventures	(19,876)	(10,920)

	1,837,675	1,774,077

Developable properties:
Commercial(1)	168,890	171,924
Residential (see Note 14)	56,223	52,850
Urban	263,385	279,495
Investment in development joint ventures	54,467	58,071

	542,965	562,340

Work-in-process:
Commercial	75,458	49,938
Urban	12,759	16,915

	88,217	66,853

Furniture, fixtures and equipment	28,434	38,096
Other	724	6,715

Gross book value	2,498,015	2,448,081
Accumulated depreciation	(446,872)	(399,923)

Net book value	$2,051,143	$2,048,158

(1)	An impairment charge of $6.7 million was recognized as part of cost of sales in 2003, thus reducing the developable land basis by the same amount.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Other Financial Statement Captions

Other Assets and Deferred Charges, Net

The Company’s other assets and deferred charges consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Reimbursable construction costs	$113,703	$83,680
Deferred lease commissions, net	42,796	41,446
Straight-line rent	33,096	27,563
Prepaid expenses	22,351	20,089
Deferred financing fees, net	22,293	23,081
Cash surrender value of life insurance	18,643	15,673
Tax increment financing assets	17,426	16,932
Deferred cost of sales	15,630	4,647
Receivables from unconsolidated joint ventures	2,827	1,399
Employee loans	1,052	1,733
Deferred cost of acquisitions	589	856
Funds held in escrow accounts	311	424
Bonds proceeds receivable	—	35,629
Other	1,595	701

	$292,312	$273,853

Reimbursable construction costs represent costs the Company has incurred on behalf of municipal bond districts for public infrastructure improvements at four development projects.

Amortization of lease commissions was $8.4 million, $7.7 million, and $6.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. Accumulated amortization of deferred lease commissions totaled $31.7 million and $23.8 million at December 31, 2003 and 2002, respectively. Amortization of financing fees was $4.9 million, $6.0 million, and $5.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. Accumulated amortization of deferred financing fees totaled $23.1 million and $18.2 million at December 31, 2003 and 2002, respectively.

In 2001, the Company entered into a tax increment financing agreement with a municipality and shares a portion of the increased property tax to be generated by one of its residential development projects. The estimated value to the Company of the incremental tax revenue at December 31, 2003, was $17.4 million and this amount is anticipated to be collected, with interest, over the next 36 years.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Salaries, bonuses and deferred compensation	$43,974	$31,462
Accrued construction costs	42,398	46,832
Dividends	27,725	—
Property taxes	23,123	18,121
Interest	6,504	11,531
Income taxes	3,546	967
Other	9,766	8,580

	$157,036	$117,493

Deferred Credits and Other Liabilities

The Company’s deferred credits and other liabilities consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Tax accrual	$128,358	$6,338
Rent deposits	107,502	107,712
Deferred revenue	36,918	13,570
Security deposits	7,260	7,229
Environmental and legal reserves	2,877	4,021
Refundable property taxes	1,950	2,298
Construction deposit	1,298	3,290
Sales deposits	1,183	1,441
Unearned income	1,117	1,166
Other	3,067	4,401

	$291,530	$151,466

The tax accrual is more fully described in Note 4. Rent deposits includes $96.3 million and $99.4 million of prepaid ground lease rent from a major tenant at December 31, 2003 and 2002, respectively, and is being amortized over the lease term of 34 years until 2035. The environmental and legal reserves are more fully described in Note 15. Deferred revenue represent cash or notes received by the Company in connection with property sales transactions, which do not meet the criteria for full profit recognition.

Note 8.    Leases

The Company, as lessor, has entered into non-cancelable operating leases expiring at various dates through 2103. Rental revenue under these leases totaled $291.8 million in 2003, $261.3 million in 2002, and $230.2 million in 2001. Included in this revenue are rentals contingent on lessees’ operations of $2.1 million in 2003,

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.4 million in 2002, and $2 million in 2001. Future minimum rental revenue under existing non-cancelable operating leases as of December 31, 2003, is summarized as follows (in thousands):

2004	$185,212
2005	164,744
2006	137,262
2007	119,947
2008	104,882
Thereafter	852,693

$1,564,740

The book value of the Company’s properties under operating leases or held for rent is summarized as follows:

	December 31,
	2003	2002
	(In thousands)
Buildings	$1,688,424	$1,645,111
Ground leases	169,127	139,886

	1,857,551	1,784,997
Less accumulated depreciation	(418,455)	(366,772)

	$1,439,096	$1,418,225

The Company, as lessee, has entered into non-cancelable operating leases expiring at various dates through 2023. Rental expense under these leases totaled $2.8 million in 2003, $2.9 million in 2002, and $3.0 million in 2001. Future minimum lease payments as of December 31, 2003, are summarized as follows (in thousands):

2004	$2,309
2005	1,788
2006	216
2007	15
2008	15
Thereafter	210

$4,553

Note 9.    Other Income and Expenses

Other income—Other is summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Lease termination fees	$1,106	$8,304	$3,398
Forfeited deposits and refunds	1,362	—	—
Proceeds from condemnation sale	—	—	1,347
All other	1,276	892	995

	$3,744	$9,196	$5,740

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other expenses—Other is summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Abandoned project costs	$(1,459)	$(1,127)	$(3,977)
Land holding costs	163	(805)	(89)
Consulting fees	—	—	(6,470)
Legal reserve	—	900	(1,102)
Finder’s fees	(55)	(499)	—
Loss on fee development contract	—	—	(5,108)
All other	(1,190)	(490)	(729)

	$(2,541)	$(2,021)	$(17,475)

Note 10.    Non-Strategic Asset Sales

The Company’s sales of non-strategic assets are summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Sales	$27,112	$8,373	$4,161
Cost of sales	(4,162)	(1,109)	(252)

Gain	$22,950	$7,264	$3,909

Note 11.    Employee Benefit and Stock-Based Compensation Plans

The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary profit sharing contributions by the Company. Total expense for the Company under this plan was $1.0 million in 2003 and $1.2 million in each year 2002 and 2001.

The Company has various plans through which employees may purchase or receive common stock of the Company, and through which non-employee directors may purchase or receive common stock of the Company.

The Company has six stock-based compensation plans under which the Board of Directors authorized certain committees of the Board to grant options to purchase stock, restricted stock or restricted stock units (“RSUs”), or other stock-based awards, representing, in the aggregate, 16,500,000 shares of the Company’s common stock. The six plans are the 1991 Stock Option Plan, the Amended and Restated Executive Stock Option Plan, the 1995 Stock Option Plan, the Amended and Restated 1996 Performance Award Plan, the 2000 Performance Award Plan (the “2000 Plan”), and the 2003 Performance Award Plan (the “2003 Plan”). The 2003 Plan was approved by stockholders at the annual meeting of stockholders in September 2003. Currently, awards of options, restricted stock, RSUs and other stock-based awards may only be made under the 2003 Plan, which authorizes the issuance of a total of 2 million shares.

The exercise price of options granted under these plans is generally the closing price of the common stock on the date of grant. Options typically become exercisable in four annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant. However, there are other vesting schedules and expiration periods for options granted under the plans.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each non-employee director is automatically granted an option, immediately following each annual meeting of stockholders, to purchase 5,000 shares of common stock. Any new non-employee member of the Board will receive an option to purchase a portion of 5,000 shares that corresponds to the number of months until the next annual meeting. The exercise price of each automatic stock option is the closing stock price on the date of grant. Each automatic stock option has a ten-year term and becomes exercisable in four equal installments on each of the first four anniversaries of the date of grant. However, under the terms of the Company’s 2003 Plan, the Board may award to each non-employee director restricted stock, which may be in addition to or in lieu of the annual option grant.

In addition, each non-employee director may elect irrevocably to defer any retainers or fees and receive director stock units instead. If a director makes such an election, his or her director stock units will be distributed to him or her in the form of common stock in a single lump sum or in up to five substantially equal installments, beginning on either January 1 of the year immediately following the director’s termination of service, or January 1 of another year selected by the director provided that such year is not less than three years after the year in which the compensation being deferred is earned. On the distribution date, the director will receive a number of shares of common stock calculated by dividing the deferred compensation by 90% of the fair market value of the common stock on the date of credit. When the Company pays dividends, dividend equivalents are credited to the director’s already vested director stock units in the form of additional director stock units. The number of additional director stock units is calculated by (i) multiplying the dividend equivalent amount by the number of already vested director stock units and (ii) dividing the resulting amount by 90% of the closing price of our common stock on the dividend payment date.

The Company granted restricted stock or RSU awards to certain employees in October and November 2003 under the 2003 Plan. In October 2003, in connection with the REIT conversion, the Company offered employees the right to exchange certain unvested stock options for restricted stock or, in some cases, RSUs. Those employees who elected to accept the exchange offer received restricted stock or RSU awards in November 2003 under the 2000 Plan. For those eligible option shares not exchanged, a stock option modification was deemed, therefore triggering variable accounting which resulted in a $6.6 million charge to be amortized over the remaining vesting periods. Unrelated to the exchange offer, the Company granted restricted stock or RSUs to certain employees in awards in November 2003 and January 2004 under the 2000 Plan.

Restricted stock and RSUs typically vest in equal installments over three years. Except for the restricted stock and RSU awards that were granted in connection with the exchange offer, certain committees of the Board of Directors determine, in their discretion, the employees who receive restricted stock or RSU awards.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 23”) requires use of option valuation models that were developed for use in valuing publicly traded stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized unless there is a subsequent modification.

Pro forma information regarding net income and income per share as required by Statement 123 is presented in Note 2 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted-average fair value of options granted during 2003, 2002, and 2001 was $5.65, $5.01, and $5.42, respectively. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001,

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively: risk-free interest rates of 2.85%, 3.47%, and 4.42%; zero percent dividend yields; volatility factors of the expected market price of the Company’s common stock of 19.59%, 22.5%, and 24.0%; and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity, and related information is as follows (prior years have been restated as a result of the stock dividend and exchange offer program (see Note 18):

	Year Ended December 31,
	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(In thousands, except exercise price information)
Outstanding—beginning of year	8,594	$13.28	8,848	$13.16	10,589	$12.00
Granted	70	$20.33	577	$16.97	1,159	$17.03
Exercised	(4,851)	$12.08	(605)	$14.41	(2,122)	$9.28
Expired	(404)	$15.28	(106)	$14.42	(33)	$18.83
Forfeited	(1,845)	$16.28	(120)	$15.38	(745)	$13.56

Outstanding—end of year	1,564	$13.26	8,594	$13.28	8,848	$13.16

Exercisable at end of year	927	$12.14	5,256	$12.28	4,744	$11.65

Exercise prices for options outstanding as of December 31, 2003, ranged from $4.76 to $20.75. The weighted-average remaining contractual life of those options is 6.3 years.

Options	Options Outstanding		Weighted-Average Remaining Contractual Life	Options Exercisable
	Actual Range of Exercise Prices	Weighted-Average Exercise Price		Number Exercisable	Weighted-Average Exercise Price
(In thousands)				(In thousands)
9	$ 4.76-$6.57	$5.03	1.2	9	$5.03
40	$ 7.25-$10.56	$8.76	1.4	40	$8.76
1,390	$11.38-$16.59	$12.86	6.2	867	$12.30
125	$17.14-$20.75	$19.05	9.1	11	$17.42

1,564	$ 4.76-$20.75	$13.26	6.3	927	$12.14

Note 12.    Capital Stock

The Company has authorized the issuance of 150 million shares of $.01 par value common stock. The Company has reserved 16,500,000 shares of common stock pursuant to various stock-based compensation programs.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From October 1999 through December 2001, the Company repurchased 23,647,113 shares of the Company’s common stock at a cost of $401.1 million. The Company’s repurchases were reflected as treasury stock at cost and were presented as a reduction to consolidated stockholders’ equity. In December 2003, in connection with the Company’s restructuring to qualify as a REIT (see Notes 1 and 18), the Company retired its 23.6 million shares of treasury stock as a reduction to paid in capital. The Company has no treasury stock at December 31, 2003.

In 2003, the Company granted restricted stock and restricted stock units representing 1,152,455 shares (see Note 11), with a fair market value of $25.8 million and, generally, a three-year vesting period. At December 31, 2003, there were 1,098,127 unvested shares represented by the restricted stock and restricted stock units outstanding with an unearned book value of $22.7 million.

On October 8, 2003, the Company’s Board of Directors declared a regular cash dividend for the quarter ended September 30, 2003, of $0.30 per share of common stock, or $27.6 million that was paid on November 25, 2003, to stockholders of record at the close of business on November 4, 2003.

On December 3, 2003, the Company’s Board declared a regular cash dividend for the quarter ending December 31, 2003, of $0.27 per share of common stock, or $27.7 million, that was paid on January 15, 2004, to stockholders of record at the close of business on December 29, 2003.

On December 8, 2003, the Company announced results of the stockholders’ elections regarding the special earnings and profits (“E&P”) dividend, a one-time distribution of our accumulated E&P that was part of our conversion to a real estate investment trust effective January 1, 2004. The E&P per share distribution, declared by the Board and announced on October 8, 2003, at $3.83 per share, was paid on December 18, 2003, to stockholders of record at the close of business November 4, 2003. Through December 1, stockholders had the opportunity to elect how they preferred to receive their dividend—all stock, all cash, or a combination of 20 percent cash and 80 percent stock. As a result of the elections, the total stock portion of the E&P distribution was 10.66 million shares. The number of shares of stock distributed was calculated based on the average closing price of the Company’s stock from December 2, 2003, through December 8, 2003, which was $23.612. The total cash portion of the E&P distribution was $100.3 million.

On February 11, 2004, the Company’s Board declared a regular cash dividend for the quarter ending March 31, 2004, of $0.27 per share of common stock payable on April 15, 2004, to stockholders of record at the close of business on March 29, 2004.

Note 13.     Segment Reporting

The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business between long-term operations and those which the Company intends to transition out of over the next several years and before the adjustments for discontinued operations. The Company has two reportable segments: Core Segment and Urban, Residential, and Other Segment (“URO”). Core Segment includes (1) the management and leasing of the Company’s rental portfolio, (2) commercial development activities, which focuses on acquiring and developing suburban commercial business parks for the Company’s own rental portfolio and selling land and/or buildings that the Company has developed to users and other parties; and (3) select land development opportunities where the Company can utilize its land development skills with minimal capital investment. URO includes the remaining residential projects, urban development activities and desert land sales, and assets the Company intends to transition out of over time, and REIT transition costs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Inter-segment gains and losses are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by reportable segment is as follows:

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
2003
Revenue
Rental revenue	$298,733	$—	$298,733	$(2,211)	$296,522
Sales revenue	86,980	155,006	241,986	(37,715)	204,271
Management, development and other fees	5,731	5,398	11,129	—	11,129

	391,444	160,404	551,848	(39,926)	511,922

Costs and expenses
Property operating costs	(86,592)	—	(86,592)	899	(85,693)
Cost of sales	(75,537)	(71,627)	(147,164)	27,500	(119,664)
Selling, general and administrative expenses	(32,241)	(23,506)	(55,747)	—	(55,747)
Depreciation and amortization	(69,662)	(827)	(70,489)	333	(70,156)

	(264,032)	(95,960)	(359,992)	28,732	(331,260)

Operating income	127,412	64,444	191,856	(11,194)	180,662

Other income
Equity in earnings of operating joint ventures, net	6,898	—	6,898	—	6,898
Equity in earnings of development joint ventures, net	(107)	32,956	32,849	—	32,849
Gain on non-strategic asset sales	—	22,950	22,950	—	22,950
Interest income	3,396	3,903	7,299	(5)	7,294
Other	3,052	692	3,744	—	3,744

	13,239	60,501	73,740	(5)	73,735

Other expenses
Interest expense	(62,152)	—	(62,152)	303	(61,849)
REIT transition costs	—	(7,262)	(7,262)	—	(7,262)
Other	(2,632)	91	(2,541)	—	(2,541)

	(64,784)	(7,171)	(71,955)	303	(71,652)

Income before income taxes and discontinued operations	75,867	117,774	193,641	(10,896)	182,745
Income taxes	88,268	(47,110)	41,158	4,358	45,516

Income from continuing operations	164,135	70,664	234,799	(6,538)	228,261

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	6,129	6,129
Income from discontinued operations	—	—	—	409	409

Net gain from discontinued operations	—	—	—	6,538	6,538

Net income	$164,135	$70,664	$234,799	$—	$234,799

Investments in equity method subsidiaries	$(18,147)	$52,738	$34,591	$—	$34,591

Segment assets	$2,104,706	$490,603	$2,595,309	$—	$2,595,309

Capital expenditures for segment assets	$242,696	$96,179	$338,875	$—	$338,875

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
2002
Revenue
Rental revenue	$267,807	$—	$267,807	$(3,998)	$263,809
Sales revenue	91,007	78,750	169,757	(30,153)	139,604
Management, development and other fees	3,015	4,073	7,088	—	7,088

	361,829	82,823	444,652	(34,151)	410,501

Costs and expenses
Property operating costs	(71,929)	—	(71,929)	1,243	(70,686)
Cost of sales	(55,649)	(41,913)	(97,562)	7,901	(89,661)
Selling, general and administrative expenses	(26,253)	(17,442)	(43,695)	—	(43,695)
Depreciation and amortization	(61,932)	(1,507)	(63,439)	1,032	(62,407)

	(215,763)	(60,862)	(276,625)	10,176	(266,449)

Operating income	146,066	21,961	168,027	(23,975)	144,052

Other income
Equity in earnings of operating joint ventures, net	8,277	—	8,277	—	8,277
Equity in earnings of development joint ventures, net	—	29,232	29,232	—	29,232
Gain on non-strategic asset sales	—	7,264	7,264	—	7,264
Interest income	3,920	5,951	9,871	—	9,871
Other	8,945	251	9,196	—	9,196

	21,142	42,698	63,840	—	63,840

Other expenses
Interest expense	(60,776)	—	(60,776)	1,041	(59,735)
Other	(1,813)	(210)	(2,023)	2	(2,021)

	(62,589)	(210)	(62,799)	1,043	(61,756)

Income before minority interests, income taxes, and discontinued operations	104,619	64,449	169,068	(22,932)	146,136
Minority interests	(6,106)	—	(6,106)	—	(6,106)
Income taxes	(36,526)	(25,780)	(62,306)	8,763	(53,543)

Income from continuing operations	61,987	38,669	100,656	(14,169)	86,487

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	13,748	13,748
Income from discontinued operations	—	—	—	421	421

Net gain from discontinued operations	—	—	—	14,169	14,169

Net income	$61,987	$38,669	$100,656	$—	$100,656

Investments in equity method subsidiaries	$(10,359)	$57,510	$47,151	$—	$47,151

Segment assets	$2,191,609	$503,840	$2,695,449	$—	$2,695,449

Capital expenditures for segment assets	$212,007	$124,978	$336,985	$—	$336,985

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
2001
Revenue
Rental revenue	$234,881	$—	$234,881	$(4,625)	$230,256
Sales revenue	137,445	108,359	245,804	—	245,804
Management, development and other fees	3,824	2,176	6,000	—	6,000

	376,150	110,535	486,685	(4,625)	482,060

Costs and expenses
Property operating costs	(62,663)	—	(62,663)	1,644	(61,019)
Cost of sales	(75,102)	(74,596)	(149,698)	—	(149,698)
Selling, general and administrative expenses	(27,691)	(18,135)	(45,826)	—	(45,826)
Depreciation and amortization	(50,816)	(1,642)	(52,458)	836	(51,622)

	(216,272)	(94,373)	(310,645)	2,480	(308,165)

Operating income	159,878	16,162	176,040	(2,145)	173,895

Other income
Equity in earnings of operating joint ventures, net	8,833	—	8,833	—	8,833
Equity in earnings of development joint ventures, net	9	25,969	25,978	—	25,978
Gain on non-strategic asset sales	—	3,909	3,909	—	3,909
Interest income	21,577	2,031	23,608	—	23,608
Other	2,081	3,659	5,740	—	5,740

	32,500	35,568	68,068	—	68,068

Other expenses
Interest expense	(58,145)	—	(58,145)	2,132	(56,013)
Other	(4,782)	(12,719)	(17,501)	26	(17,475)

	(62,927)	(12,719)	(75,646)	2,158	(73,488)

Income before minority interests, income taxes, and discontinued operations	129,451	39,011	168,462	13	168,475
Minority interests	(6,059)	(83)	(6,142)	—	(6,142)
Income taxes	(50,227)	(15,572)	(65,799)	(4)	(65,803)

Income from continuing operations	73,165	23,356	96,521	9	96,530

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—
Loss from discontinued operations	—	—	—	(9)	(9)

Net loss from discontinued operations	—	—	—	(9)	(9)

Net income	$73,165	$23,356	$96,521	$—	$96,521

Investments in equity method subsidiaries	$(13,026)	$76,756	$63,730	$—	$63,730

Segment assets	$1,898,059	$517,456	$2,415,515	$—	$2,415,515

Capital expenditures for segment assets	$304,497	$128,082	$432,579	$—	$432,579

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Sale of Homebuilding Assets

In July 2000, the Company’s residential subsidiary sold a majority of its homebuilding assets, with a book value of $125.8 million, to a newly formed limited liability company (“LLC”) managed by Brookfield Homes of California, Inc., for $139 million in cash and a retained interest in the new company valued at $22.5 million. Approximately $77 million of the initial cash proceeds were used for debt repayment, closing costs, and other expenses related to the sale of the homebuilding operations. The remaining proceeds were added to the Company’s working capital. Under the agreement, the Company’s residential subsidiary was entitled to a preferred return on the retained interest and 35% of additional profits from LLC operations. The deferred gain related to the retained interest and the 35% share of profits from LLC’s operations were recorded as part of “Equity in earnings of development joint ventures, net” as homes/lots were sold by LLC.

In 2000, the Company recorded a $13.4 million gain on property sales related to this transaction and recognized $8.3 million of the $22.5 million retained interest, $0.8 million of the Company’s 35% share of the profits of the LLC, and a $1 million preferred return from the Company’s investment in the LLC.

In 2001, the Company sold its retained interest in the LLC for $8.2 million and recognized the remaining deferred gain of $14.2 million, which has been included as part of “Equity in earnings of development joint ventures, net.”

Note 15.    Commitments and Contingencies

The Company has surety bonds and standby letters of credit related to various development projects, lease payment guarantees, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These surety bonds, standby letters of credit, guarantees and capital contribution commitments as of December 31, 2003, are summarized in the following categories (in thousands):

Off-balance sheet liabilities:
Surety bonds	$195,523
Standby letters of credit	47,724
Debt service guarantees	61,871
Contribution requirements	7,521

Sub-total	312,639
Liabilities included in balance sheet:
Standby letters of credit	16,325

Total	$328,964

Surety bonds are to guarantee the construction of infrastructure and public improvements as a requirement of entitlement. Surety bonds are commonly required by public agencies from real estate developers, are renewable, and expire upon completion of the required improvements. The typical development period of the Company’s development projects is approximately one to three years. An example of the type of event that would require the Company to perform under these surety bonds would be the failure of the Company to construct or complete the required improvements. At December 31, 2003, the Company has not been required to fund any of the surety bonds.

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are similar in nature and term as the surety bonds described above. Financial standby letters of credit are a

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements; these financial standby letters of credit are scheduled to expire between January 2004 and June 2006. As of December 31, 2003, the Company has a total of $64.0 million in these standby letters of credit; $47.7 million of the total is off-balance sheet ($40 million in financial letters of credit and $7.7 million in performance letters of credit), while the remaining $16.3 million are related to obligations that are reflected in the Company’s consolidated balance sheet ($12.9 million in “Mortgage and other debt” and $3.4 million in “Restricted cash and investments”). The $16.3 million of letters of credit were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $47.7 million in letters of credit that are related to non-balance sheet items. When the assessment districts are consolidated, the balance sheet is fully consolidated, so there are several corresponding debits, the most significant of which is the associated improvements. An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At December 31, 2003, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for certain of its unconsolidated joint ventures. At December 31, 2003, based on the joint ventures’ outstanding balance, these debt guarantees totaled $61.9 million. These debt service guarantees are scheduled to expire between June 2004 and September 2005. These debt service guarantees are typical business arrangements commonly required of real estate developers. An example of the types of event that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At December 31, 2003, the Company has not been required to satisfy any amounts under these debt service guarantees.

The Company is required to make additional capital contributions to five of its unconsolidated joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls. The Company agreed with an unconsolidated joint venture to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of December 31, 2003, the Company cumulatively contributed $18.7 million to this unconsolidated joint venture, as additional contributions. The Company is also required to make additional capital contributions to another three of its unconsolidated joint ventures should additional capital contributions be necessary (see chart below). As of December 31, 2003, the Company does not expect to fund any significant capital contributions beyond the maximum capital requirements.

	Contribution Committed	Remaining Contribution Commitment
	(In thousands)
Talega Village, LLC	$14,000	$4,570
Parkway Company, LLC	38,000	2,530
Third and King Investors, LLC	25,000	421

	$77,000	$7,521

Generally, any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the contingent liabilities summarized in the table above, the Company also has the following contingencies:

As of December 31, 2003, $163.3 million of Community Facility District bonds were sold to finance public infrastructure improvements at several Company projects. The Company provided letters of credit totaling $40.0 million in support of some of these bonds. The $40.0 million is included in the standby letters of credit and surety bonds amounts disclosed above. The Company, along with other landowners, is required to satisfy any shortfall in annual debt service obligation for these bonds if incremental tax revenues generated by the projects are insufficient. As of December 31, 2003, the Company does not expect to be required to satisfy any shortfall in annual debt service obligation for these bonds.

The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages and the substantial legal defenses available, however, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial conditions, results of operations, or cash flows of the Company. Where appropriate, the Company has established reserves for potential liabilities related to legal actions or threatened legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time.

Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the current or past ownership, or current or past operation, of real properties. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the Company’s potential liability in proportion to that of other potentially responsible parties, and the extent to which such costs are recoverable from insurance. Also, the Company does not generally have access to properties sold by it in the past.

At December 31, 2003, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $2.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $11.1 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the year ended December 31, 2003, totaled $3.2 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

Note 16.    Related Party Transactions

The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $7.0 million, $4.2 million, and $1.2 million, in 2003, 2002, and 2001, respectively, primarily from Third and King Investors, LLC, Traer Creek LLC, Talega Village, LLC, and Serrano Associates, LLC. Deferred fees of $0.5 million from Serrano Associates, LLC at December 31, 2003, will be earned as completed projects are sold or the venture is sold or liquidated. In September 2003, the Company sold its investment interest in Traer Creek LLC’s. A provision in the sales allows for a discount on the purchase price of $1 million depending on the buyers timing of payment of the note. Thus the Company deferred a gain of $5.4 million at December 31, 2003, which was subsequently fully recognized in January 2004 upon the buyers full payment of the note.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent payments of $5.0 million, $3.7 million, and $1.8 million were received and recognized as rental income during the years ended December 31, 2003, 2002, and 2001, respectively. Rent payments of $1.3 million of previously received rent was deferred at December 31, 2003, and will be recognized, together with annual rents, over the life of the lease.

The Company has a $4.7 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the venture, and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $0.1 million in each of the years 2003, 2002, and 2001; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.2 million in each of the last three years and has recorded a $2.2 million receivable associated with this lease.

In January 2004, the Company sold its 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to a entity whose principal was a former Company employee.

Note 17.     Discontinued Operations

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property, are classified as discontinued operations. Therefore, income or loss attributed to the operations and sale of rental property sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the year ended December 31, 2003. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of rental properties occur.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued operations activities for the years ended December 31, 2003, 2002, and 2001, are summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Gain from disposal of discontinued operations:
Sales revenue	$37,715	$30,153	$—
Cost of sales	(27,500)	(7,901)	—

	10,215	22,252	—
Income tax expense	(4,086)	(8,504)	—

Net gain	$6,129	$13,748	$—

Rental revenue	$2,211	$3,998	$4,625

Income (loss) from discontinued operations before income taxes	$681	$680	$(13)
Income tax (expense) benefit	(272)	(259)	4

Net gain (loss)	$409	$421	$(9)

Asset and liability balances of rental properties under contract to be sold at December 31, 2003 and 2002, consist of the following:

	December 31,
	2003	2002
	(In thousands)
Assets
Properties	$5,806	$3,216
Accumulated depreciation	(3,589)	(744)

Net	2,217	2,472
Other assets	135	288

Total assets	2,352	2,760

Liabilities
Mortgage and other debt	(2,071)	(3,147)
Payables	(108)	(62)
Other liabilities	(117)	(24)

Total liabilities	(2,296)	(3,233)

Net assets (liabilities)	$56	$(473)

Note 18.    REIT Conversion

On March 3, 2003, the Company announced that its Board of Directors had authorized it to restructure its business operations in order to qualify as a real estate investment trust (“REIT”), effective January 1, 2004. At the Company’s annual meeting of stockholders on September 26, 2003, the stockholders of the Company approved the restructuring of Catellus and the related REIT conversion. On January 5, 2004, the Company

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

announced that it had completed the restructuring of its operations to qualify as a REIT and began operating as a REIT as of January 1, 2004. The REIT conversion had the following effects on the financial statements as of or for the year ended December 31, 2003:

•	a one-time distribution of pre-REIT accumulated earnings and profits (“E&P”) of $3.83 per share of common stock, or $352 million, paid on December 18, 2003, to stockholders of record at the close of business on November 4, 2003. The special E&P dividend was payable in the form of cash, shares of Catellus common stock, or a combination of both at the election of each stockholder with certain cash and ownership limitations, including a limitation of $100 million on the total cash portion of the distribution. As a result of the elections, 10.7 million shares of common stock were distributed based on an average price of $23.612 per share and $100.3 million in cash was distributed

•	a third quarter dividend of $0.30 per share of common stock was declared on October 8, 2003, and paid on November 25, 2003, to stockholders of record at the close of business on November 4, 2003, which was prior to the E&P distribution. A cash dividend of $0.27 per common share for the fourth quarter 2003 was declared on December 3, 2003, and paid on January 15, 2004, to stockholders of record at the close of business on December 29, 2003, which was after the E&P distribution. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control

•	conversion and related restructuring costs of $7.3 million were paid to third parties

•	one-time costs associated with the stock option exchange offer approximated $32 million, which includes the costs for the restricted stock and restricted stock units of $25.6 million (such cost will be amortized over three years), and compensation expenses of $6.6 million as a result of the required variable accounting treatment for the remaining outstanding options upon the expiration of the exchange offer program on October 29, 2003, (such expense will be amortized over the remaining vesting period of the options)

•	certain deferred tax liabilities associated with assets in the REIT were reversed in the fourth quarter through income and resulted in a one-time increase in income of $118.9 million

CATELLUS DEVELOPMENT CORPORATION

Summarized Quarterly Results (Unaudited)

The Company’s income and cash flow are determined to a large extent by property sales. Sales and net income have fluctuated significantly from quarter to quarter, as evidenced by the following summary of unaudited quarterly consolidated results of operations. Property sales fluctuate from quarter to quarter, reflecting general market conditions and the Company’s intent to sell property when it can obtain attractive prices. Cost of sales may also vary widely because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.

	Year Ended December 31,
	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenues
Rental revenue	$73,744	$73,915	$74,927	$73,936	$62,506	$64,332	$65,192	$71,779
Sales revenue	8,010	24,900	45,515	125,846	54,694	43,998	10,299	30,613
Management, development and other fees	2,084	4,863	2,954	1,228	1,132	1,764	2,755	1,437
Costs and expenses
Property operating costs	(19,277)	(19,918)	(22,939)	(23,559)	(15,566)	(17,031)	(17,828)	(20,261)
Cost of sales	(2,972)	(20,281)	(27,171)	(69,240)	(39,085)	(28,167)	(2,471)	(19,938)
Selling, general and administrative expenses	(9,891)	(10,167)	(15,365)	(20,324)	(11,952)	(10,492)	(10,108)	(11,143)
Depreciation and amortization	(16,520)	(17,677)	(18,020)	(17,939)	(13,372)	(14,890)	(17,271)	(16,874)
Other income (expenses)
Equity in earnings of operating joint ventures, net	2,523	2,136	540	1,699	3,521	2,324	993	1,439
Equity in earnings of development joint ventures, net	3,854	5,427	7,553	16,015	7,447	8,177	4,201	9,407
Gain (loss) on non-strategic asset sales	5,879	1,478	928	14,665	(238)	7,059	421	22
Interest expense	(16,715)	(17,083)	(15,870)	(12,181)	(12,454)	(13,808)	(16,270)	(17,203)
Income from continuing operations	20,537	17,398	21,062	169,264	26,976	26,060	13,276	20,175
Net income	$23,411	$19,254	$20,949	$171,185	$31,484	$33,639	$14,655	$20,878

Income per share from continuing operations—basic	$0.21	$0.18	$0.21	$1.65	$0.28	$0.27	$0.14	$0.21

Income per share from continuing operations—assuming dilution	$0.20	$0.17	$0.20	$1.63	$0.27	$0.26	$0.13	$0.20

Net income per common share—basic	$0.24	$0.20	$0.21	$1.67	$0.32	$0.35	$0.15	$0.21

Net income per common share—assuming dilution	$0.23	$0.19	$0.20	$1.65	$0.32	$0.33	$0.15	$0.21

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of

Catellus Development Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2004 appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California

February 27, 2004

CATELLUS DEVELOPMENT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2003

(In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Year
Year ended December 31, 2001
Allowance for doubtful accounts receivable	$1,703	$444		$—	$(716	)(1)	$1,431
Allowance for doubtful notes receivable	3,820	—		—	(2,000	)(3)	1,820
Reserve for environmental and legal costs	4,039	1,102		—	(263	)(2)	4,878
Year ended December 31, 2002
Allowance for doubtful accounts receivable	1,431	338		—	(185	)(1)	1,584
Allowance for doubtful notes receivable	1,820	—		—	—		1,820
Reserve for environmental and legal costs	4,878	(416	)(4)	—	(441	)(2)	4,021
Year ended December 31, 2003
Allowance for doubtful accounts receivable	1,584	—		—	(105	)(1)	1,479
Allowance for doubtful notes receivable	1,820	—		—	—		1,820
Reserve for environmental and legal costs	4,021	(500	)(4)	—	(644	)(2)	2,877

Notes:

(1)	Balances written off as uncollectible.
(2)	Environmental and legal costs incurred.
(3)	Recovery of note receivable previously written off.
(4)	Reduction in estimate.

CATELLUS DEVELOPMENT CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in thousands)

Description		Initial Cost to Catellus		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(1)(2)(3)			Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
	Encumbrances	Land	Buildings & Improvements	Improvements	Carrying Costs	Land	Buildings & Improvements	Total
Rental properties	$1,266,214	$197,563	$170,800	$1,321,086	$168,103	$197,563	$1,659,989	$1,857,552	$418,456	N/A	Various	(4)

Developable properties
Mission Bay, San Francisco, CA	—	65,267	3,952	82,406	67,815	65,267	154,173	219,440	5,151	N/A	Various	(4)
Other properties less than 5% of total	54,057	123,809	798	132,180	100,488	123,809	233,466	357,275	6,607	N/A	Various	(4)

Total developable properties	54,057	189,076	4,750	214,586	168,303	189,076	387,639	576,715	11,758

Other	—	24	—	700	—	24	700	724	700	N/A	Various	(4)

Total	$1,320,271	$386,663	$175,550	$1,536,372	$336,406	$386,663	$2,048,328	$2,434,991	$430,914

(1)	The aggregate cost for Federal income tax purpose is approximately $1,854,704.
(2)	See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.
(3)	Excludes investments in joint ventures and furniture and equipment.
(4)	Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.

CATELLUS DEVELOPMENT CORPORATION

ATTACHMENT A TO SCHEDULE III

RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD

WITH TOTAL AT END OF PERIOD

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Balance at January 1	$2,362,834	$2,183,960	$1,969,050

Additions during period:
Acquisitions	95,893	32,326	83,567
Improvements	157,786	235,739	321,788
Reclassification from other accounts	4,232	13,999	6,075

Total additions	257,911	282,064	411,430

Deductions during period:
Cost of real estate sold	159,736	100,064	195,541
Other:
Reclassification to assets held for sale, personal property and other accounts	26,018	3,126	979

Total deductions	185,754	103,190	196,520

Balance at December 31	$2,434,991	$2,362,834	$2,183,960

RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION

AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Balance at January 1	$378,196	$335,741	$303,866

Additions during period:
Charged to expense	59,019	52,603	43,522

Deductions during period:
Cost of real estate sold	4,245	9,244	11,923
Other	2,056	904	(276)

Total deductions	6,301	10,148	11,647

Balance at December 31	$430,914	$378,196	$335,741

CATELLUS DEVELOPMENT CORPORATION

EXHIBIT INDEX

Exhibit Number
3.1	Restated Certificate of Incorporation of Catellus SubCo, Inc., a Delaware corporation, effective December 1, 2003.

3.2	Amendment to Restated Certificate of Incorporation of Catellus Development Corporation (formerly known as Catellus SubCo, Inc.), a Delaware corporation (“Catellus”), effective December 1, 2003.

3.3	Amended and Restated Bylaws of Catellus, effective December 1, 2003.

4.1	Form of Common Stock certificate of Catellus. (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Form S-4 of Catellus filed with the SEC on July 28, 2003.)

10.1	Amended and Restated Agreement of Limited Partnership of Catellus Operating Limited Partnership, dated as of December 1, 2003, by and between Catellus, as the general partner of Catellus Operating Limited Partnership, a Delaware limited partnership, and Catellus REIT, LLC, a Delaware limited liability company, as the limited partner.

10.2	Loan Agreement by and between Catellus Finance 1, L.L.C. (“Catellus Finance”) and Prudential Mortgage Capital Company, Inc., dated as of October 26, 1998 (the “Loan Agreement”). (Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1998 of Catellus Development Corporation (which merged into Catellus Operating Limited Partnership on December 1, 2003) (“Old Catellus”).)

10.3	First Amendment to Loan Agreement, dated as of January 11, 2001, by and among Catellus Finance, LaSalle Bank National Association, as trustee (“LaSalle”), certain certificate holders and Prudential Insurance Company of America, as servicer (“Prudential”). (Incorporated by reference to Exhibit 10.2 to Old Catellus’ Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).)

10.4	Second Amendment to Loan Agreement, dated as of February 8, 2001, by and between Catellus Finance and LaSalle. (Incorporated by reference to Exhibit 10.3 to the 2002 Form 10-K.)

10.5	[Third] Amendment to Loan Agreement, dated as of August 27, 2002, by and among Catellus Finance, LaSalle, certain certificate holders and Prudential. (Incorporated by reference to Exhibit 10.4 to the 2002 Form 10-K.)

10.6	Fourth Amendment to Loan Agreement, dated as of December 23, 2002, by and among Catellus Finance, LaSalle, certain certificate holders and Prudential. (Incorporated by reference to Exhibit 10.5 to the 2002 Form 10-K.)

10.7	Fifth Amendment to Loan Agreement, dated as of September 2, 2003, by and among Catellus Finance, LaSalle, certain certificate holders and Prudential. (Incorporated by reference to Exhibit 10.1 to Old Catellus’ Form 10-Q for the quarter ended September 30, 2003 (the “2003 third quarter 10-Q”).)

10.8	Loan Agreement (Pool A), dated as of March 28, 2002, by and between Catellus and Teachers Insurance and Annuity Association of America (“Teachers”). (Incorporated by reference to Exhibit 10.6 to the 2002 Form 10-K.)

10.9	First Amendment to Loan Agreement (Pool A), dated July 23, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.7 to the 2002 Form 10-K.)

10.10	Second Amendment to Loan Agreement (Pool A), dated November 15, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.8 to the 2002 Form 10-K.)

10.11	Loan Agreement (Pool B), dated as of March 28, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.9 to the 2002 Form 10-K.)

E-1

Exhibit Number
10.12	First Amendment to Loan Agreement (Pool B), dated July 23, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.10 to the 2002 Form 10-K.)

10.13	Second Amendment to Loan Agreement (Pool B), dated November 15, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.11 to the 2002 Form 10-K.)

10.14	Credit Agreement (“Credit Agreement”), entered into as of September 15, 2003, among Catellus, Catellus Land and Development Corporation, a Delaware corporation (“Catellus Land”), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (“BoA”), Fleet National Bank, as Syndication Agent (“Fleet”), Bank One, N.A., as Documentation Agent (“Bank One”), Wells Fargo Bank, National Association, as Managing Agent (“Wells Fargo”), and Union Bank of California, N.A., as Managing Agent (“Union Bank”). (Incorporated by reference to Exhibit 10.3 to the 2003 third quarter 10-Q.)

10.15	Restated Tax Allocation and Indemnity Agreement, dated December 29, 1989, by and among Catellus and certain of its subsidiaries and Santa Fe Pacific Corporation. (Incorporated by reference to the exhibits to Old Catellus’ Form 10.)

EXECUTIVE COMPENSATION PLANS OR ARRANGEMENTS (Exhibits 10.16–10.34)

10.16	The Amended and Restated Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to Old Catellus’ Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).)

10.17	Amendment to Amended and Restated Executive Stock Option Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.6 to Old Catellus’ Form 10-Q for the quarter ended September 30, 2001 (the “2001 third quarter 10-Q”).)

10.18	The Amended and Restated 1996 Performance Award Plan. (Incorporated by reference to Exhibit 10.14 to Old Catellus’ Form 10-Q for the quarter ended March 31, 1999.)

10.19	Amendment to Amended and Restated 1996 Performance Award Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.7 to the 2001 third quarter 10-Q.)

10.20	2000 Performance Award Plan (Restated to Incorporate Amendments through July 31, 2003). (Incorporated by reference to Annex F to Old Catellus’ proxy statement filed with the SEC on Schedule 14A on August 15, 2003 (the “2003 Proxy Statement”).)

10.21	2003 Performance Award Plan. (Incorporated by reference to Annex G to the 2003 Proxy Statement.)

10.22	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.21 to the 1997 10-K.)

10.23	First Amendment to Deferred Compensation Plan, effective as of January 1, 2002. (Incorporated by reference to Exhibit 10.8B to Old Catellus’ Form 10-Q for the quarter ended March 31, 2002.)

10.24	Second Amendment to Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Old Catellus’ Form 10-Q for the quarter ended June 30, 2002.)

10.25	Third Amended and Restated Employment Agreement between Catellus and Nelson C. Rising, dated as of December 24, 2001. (Incorporated by reference to Exhibit 10.10 to Old Catellus’ Form 10-K for the year ended December 31, 2001.)

10.26	Amended Memorandum of Understanding regarding employment between Catellus and Timothy J. Beaudin, dated December 30, 2003.

10.27	Memorandum of Understanding regarding employment between Catellus and C. William Hosler, dated February 7, 2001. (Incorporated by reference to Exhibit 10.11 to Old Catellus’ Form 10-K for the year ended December 31, 2000.)

E-2

Exhibit Number
10.28	Memorandum of Understanding regarding employment (“MOU”) between Catellus and Vanessa L. Washington, dated as of December 12, 2001. (Incorporated by reference to Exhibit 10.29 to the 2002 10-K.)

10.29	Amendment to MOU between Catellus and Vanessa L. Washington, dated as of October 4, 2002. (Incorporated by reference to Exhibit 10.30 to the 2002 10-K.)

10.30	Letter Agreement regarding employment between Catellus and Paul A. Lockie, dated January 29, 1996. (Incorporated by reference to Exhibit 10.35 to the Form S-4 of Catellus filed with the SEC on May 2, 2003.)

10.31	Memorandum of Understanding regarding employment (“MOU”) between Catellus Commercial Development Corporation (“Catellus Commercial”), a wholly owned subsidiary of Catellus and Ted Antenucci, effective February 22, 2002. (Incorporated by reference to Exhibit 10.32 to Old Catellus’ Form 10-Q for the quarter ended June 30, 2003 (“the 2003 second quarter 10-Q”.)

10.32	Guaranty of MOU by Catellus in favor of Ted Antenucci, dated August 22, 2002. (Incorporated by reference to Exhibit 10.33 to the 2003 second quarter 10-Q.)

10.33	Form of Indemnity Agreement between Catellus and certain of its officers.

10.34	Form of Indemnity Agreement between Catellus and its directors.

21	Schedule of Subsidiaries and Joint Ventures of Catellus.

23	Consent of Independent Accountants.

24	Power of Attorney. Included on the signature page of this Annual Report on Form 10-K of Catellus.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Catellus has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of Catellus and its subsidiaries on a consolidated basis. Catellus agrees to furnish a copy of such instruments to the SEC upon request.

E-3