Form 10-Q
period 2004-03-31
CATELLUS DEVELOPMENT CORP
filed 2004-05-06
CIK 1228862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2004

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

(415) 974-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of April 30, 2004, there were 102,990,879 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Properties	$2,495,731	$2,498,015
Less accumulated depreciation	(457,741)	(446,872)

	2,037,990	2,051,143
Other assets and deferred charges, net	309,632	292,312
Notes receivable, less allowance	103,659	119,202
Accounts receivable, less allowance	18,428	19,752
Assets held for sale	19,739	2,352
Restricted cash and investments	29,290	64,617
Cash and cash equivalents	44,623	45,931

Total	$2,563,361	$2,595,309

Liabilities and stockholders’ equity
Mortgage and other debt	$1,332,731	$1,378,054
Accounts payable and accrued expenses	137,505	157,036
Deferred credits and other liabilities	299,694	291,530
Liabilities associated with assets held for sale	19,641	2,296
Deferred income taxes	52,613	56,712

Total liabilities	1,842,184	1,885,628

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, 104,285 and 103,822 shares issued, and 102,991 and 102,724 shares outstanding at March 31, 2004 and December 31, 2003, respectively	1,044	1,039
Paid-in capital	498,449	489,143
Unearned value of restricted stock and restricted stock unit grants (1,294 and 1,098 shares at March 31, 2004 and December 31, 2003, respectively)	(24,816)	(22,720)
Accumulated earnings	246,500	242,219

Total stockholders’ equity	721,177	709,681

Total	$2,563,361	$2,595,309

See notes to condensed consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenues
Rental revenue	$76,143	$72,891
Sales revenue	37,691	8,010
Management, development and other fees	1,699	2,084

	115,533	82,985

Costs and expenses
Property operating costs	(21,207)	(19,150)
Cost of sales	(23,090)	(2,972)
Selling, general and administrative expenses	(12,951)	(9,891)
Depreciation and amortization	(17,814)	(16,287)

	(75,062)	(48,300)

Operating income	40,471	34,685

Other income
Equity in earnings of operating joint ventures, net	2,414	2,523
Equity in earnings of development joint ventures, net	1,227	3,854
Gain on non-strategic asset sales	61	5,879
Interest income	2,777	1,917
Other	301	1,157

	6,780	15,330

Other expenses
Interest expense	(15,533)	(16,540)
REIT transition costs	(212)	(1,558)
Other	(430)	—

	(16,175)	(18,098)

Income before income taxes and discontinued operations	31,076	31,917
Income tax expense	(931)	(11,571)

Income from continuing operations	30,145	20,346

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	1,616	2,639
Income from discontinued operations	330	426

Net gain from discontinued operations	1,946	3,065

Net income	$32,091	$23,411

Income per share from continuing operations
Basic	$0.29	$0.21

Assuming dilution	$0.29	$0.20

Income per share from discontinued operations
Basic	$0.02	$0.03

Assuming dilution	$0.02	$0.03

Net income per share
Basic	$0.31	$0.24

Assuming dilution	$0.31	$0.23

Average number of common shares outstanding—basic	102,844	97,910

Average number of common shares outstanding—diluted	104,031	100,599

Dividends declared per share	$0.27	$—

See notes to condensed consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$32,091	$23,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,814	16,287
Deferred income taxes (benefit)	(4,099)	(2,972)
Deferred gain recognized	(7,990)	(544)
Amortization of deferred loan fees and other costs	1,372	1,119
Equity in earnings of joint ventures	(3,641)	(6,377)
Gain on sales of investment property	(1,616)	(4,398)
Operating distributions from joint ventures	4,399	7,338
Cost of development property and non-strategic assets sold	43,216	2,538
Capital expenditures for development property	(19,299)	(14,541)
Other, net	2,061	(1,909)
Change in deferred credits and other liabilities	19,263	6,520
Change in other operating assets and liabilities	(17,452)	4,679

Net cash provided by operating activities	66,119	31,151

Cash flows from investing activities:
Property acquisitions	(1,214)	(74,401)
Capital expenditures for investment property	(55,935)	(35,125)
Tenant improvements	(1,784)	(2,600)
Reimbursable construction costs	(3,579)	(6,845)
Net proceeds from sale of investment property	3,454	24,202
Distributions from joint ventures	—	8,601
Contributions to joint ventures	(259)	(4,523)
(Increase) decrease in restricted cash and investments	35,327	(5,208)

Net cash used in investing activities	(23,990)	(95,899)

Cash flows from financing activities:
Borrowings	91,351	14,221
Repayment of borrowings	(110,427)	(20,326)
Dividends	(27,729)	—
Distributions to minority partners	—	(4,540)
Proceeds from issuance of common stock	3,368	1,965

Net cash used in financing activities	(43,437)	(8,680)

Net decrease in cash and cash equivalents	(1,308)	(73,428)
Cash and cash equivalents at beginning of period	45,931	274,927

Cash and cash equivalents at end of period	$44,623	$201,499

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$14,318	$15,921
Income taxes	$5,357	$11,014
Non-cash financing activities:
Debt forgiveness—property reconveyance/reduction	$8,862	$324

See notes to condensed consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Note 1. Description of Business

Catellus Development Corporation (together with its subsidiaries, “Catellus”, or the “Company”; all references to Catellus or the Company mean the current Catellus or its predecessor, as applicable) owns and develops primarily industrial properties located in major markets in California, Illinois, Texas and Colorado, with recent expansion into Georgia and planned expansion into New Jersey. The Company operated as a fully taxable C-Corporation through December 31, 2003. At December 31, 2003, the Company reorganized its operations in order to operate as a real estate investment trust (“REIT”) commencing January 1, 2004 (see Note 11).

Note 2. Interim Financial Data

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data have been reclassified to conform to the current period presentation.

New accounting standards

In December 2003, the FASB issued Interpretation No. 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R requires that any entity meeting certain rules relating to a company’s level of economic risks and rewards be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim or annual reporting period beginning after December 15, 2003, for variable interest entities in which the Company holds a variable interest that was acquired before February 1, 2003. The Company has adopted FIN 46-R as required. There was no significant effect on the financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard with regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate.

At March 31, 2004, the Company holds significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FIN 46-R. The Company’s significant variable interests are in the form of equity interests in three of its unconsolidated joint ventures:

•	Bayport Alameda Associates, LLC was formed in May 2003 to redevelop land in Alameda, California into 485 residential lots for sale. The Company’s exposure will increase to the extent additional costs are incurred by the Company to develop the site prior to its contribution of the land to the entity.

•	Bergstrom Partners, L.P. was formed in January 2003 to redevelop and market 624 acres of land at a former missile test site in Travis County, Texas. The Company is required to contribute up to $1.0 million in total contributions should there be insufficient funds to meet its current or projected financial requirements.

•	SAMS Venture, LLC was formed in January 2003 to initially develop a new 545,000 square foot office park for the Los Angeles Air Force Base, convey that property to the United States Air Force in exchange for three parcels of land totaling 56 acres and other consideration, and finally either sell or develop for sale the three parcels. The Company’s exposure will increase should this joint venture require additional contributions from its partners.

The Company’s maximum exposure in the current financial statements as a result of its involvement with these variable interest entities is $13.1 million as of March 31, 2004.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for stock-based compensation

At March 31, 2004, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. All options when granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Subsequent modifications relating to the REIT conversion resulted in compensation expense of $1.2 million for the three months ended March 31, 2004 (see Note 11). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$32,091	$23,411
Add: Stock-based employee compensation expense included in reported net income	1,190	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2003	(1,995)	(1,414)

Pro forma net income	$31,286	$21,997

Earnings per share:
Basic—as reported	$0.31	$0.24

Basic—pro forma	$0.30	$0.22

Diluted—as reported	$0.31	$0.23

Diluted—pro forma	$0.30	$0.22

During the first quarter of 2004, the Compensation and Benefits Committee of the Company’s Board of Directors established two performance-based executive award plans under the Company’s 2003 Performance Award Plan—the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). The awards granted are non-voting units of measurement (“Performance Units”) that are deemed to represent one share of the Company’s common stock. The Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of the Company’s common stock. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. TIP awards vest no sooner than December 31, 2004 if at least 50% of defined performance targets have been achieved and certain time vesting requirements are met and are payable in the Company’s common stock. LTIP awards vest at December 31, 2006 if the Company’s total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. Awards under the LTIP are payable 50% in the Company’s common stock and 50% in cash.

At March 31, 2004, 351,685 performance units have been awarded under both plans and as required by APB 25 the Company has recognized $1.3 million as compensation expense with the corresponding liability recorded in “Deferred Credits and Other Liabilities” in the accompanying condensed consolidated balance sheet.

Income Taxes

The Company has restructured to begin operating as a REIT effective January 1, 2004. In general, a corporation that elects REIT status and distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to federal income taxation to the extent it distributes its taxable income. The Company is operating so as to qualify as a REIT beginning January 1, 2004, including paying at least 90% of REIT taxable income to shareholders in 2004 and subsequent years.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of restructuring operations of the Company to qualify as a REIT, subsidiaries have been created (subject to certain size limitations) that qualify as Taxable REIT Subsidiaries (TRS) and will be subject to federal and state income taxes. Accordingly, the Company will still be liable for federal and state taxes with respect to income earned in the TRS. As a result of this future tax liability, certain assets of the TRS carry temporary differences between book and tax amounts that are reflected as net deferred tax liabilities at the TRS and in the consolidated balance sheet. In addition, our 1999 and later federal and state tax returns are still open with certain returns currently under audit, which may result in additional taxes with respect to these prior years. Also, a majority of the Company’s assets owned in the REIT as of December 31, 2003 had values in excess of tax basis (“built-in-gain”) of approximately $1.7 billion. Under the REIT rules, the Company is liable for the tax on this built-in-gain if it is realized in a taxable transaction (as for example by sale of the asset) before January 1, 2014. The Company believes that it will pay taxes on built-in-gains on certain of the Company’s assets in the event the Company cannot effectuate a tax-free exchange. Lastly, the Company expects that once certain tasks are completed, certain of the Company’s assets not currently in the TRS will later be contributed to the TRS and carry temporary differences between book and tax amounts.

In order to qualify as a REIT, among other things, the Company was required to distribute its accumulated earnings and profits (“E&P”) of Catellus Development Corporation to the Company’s stockholders in one or more taxable dividends prior to the end of the first full taxable year for which the REIT election is effective. In order to meet the required distribution of accumulated E&P, the Company made distributions of $128 million in cash and 10.7 million shares of Catellus stock valued at $252 million in the fourth quarter of 2003. The amount of the distributions was based, in part, upon the estimated amount of accumulated E&P at year-end 2003. Although the Company believes that the distributions were sufficient to eliminate all of its accumulated E&P, to the extent that they were not, the Company will make an additional taxable distribution (in the form of cash and/or securities) prior to the end of 2004, its first taxable year as a REIT.

Income tax (expense) benefit for 2004 was generated only by our TRS. Our TRS income before income taxes was $2.3 million with an effective overall rate of 40.08%.

Income tax (expense) benefit on consolidated income from continuing operations is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Current	$(5,030)	$(14,543)
Deferred	4,099	2,972

Total	$(931)	$(11,571)

Non – strategic asset sales

The Company’s sales of non-strategic assets are summarized as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Sales	$63	$6,203
Cost of sales	(2)	(324)

Gain	$61	$5,879

Note 3. Restricted Cash and Investments

Of the total restricted cash and investments of $29.3 million at March 31, 2004, and $64.6 million at December 31, 2003, $25.9 million and $38.1 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis. Approximately $23.1 million at December 31, 2003, represent funds held in pledge accounts at a bank until certain loan collateral pool requirements are met. The requirements were met in 2004, and the $23.1 million was released accordingly. In addition, restricted investments of $3.4 million at March 31, 2004 and December 31, 2003, represent certificates of deposits used to guarantee lease performance; this $3.4 million restricted cash was released in April 2004.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Income Per Share

Income from continuing and discontinued operations per share of common stock applicable to common stockholders is computed by dividing respective income by the weighted average number of shares of common stock outstanding during the period (see table below for effect of dilutive securities). Prior year’s shares have been increased as a result of a stock dividend in the fourth quarter of 2003.

	Three Months Ended March 31,
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$30,145	102,844	$0.29	$20,346	97,910	$0.21

Effect of dilutive securities:
Stock options	—	857		—	2,689
Restricted stock and restricted stock units	—	326		—	—
Other compensation incentive plans	—	4		—	—

Income from continuing operations assuming dilution	$30,145	104,031	$0.29	$20,346	100,599	$0.20

Net gain from discontinued operations	$1,946	102,844	$0.02	$3,065	97,910	$0.03

Effect of dilutive securities:
Stock options	—	857		—	2,689
Restricted stock and restricted stock units	—	326		—	—
Other compensation incentive plans	—	4		—	—

Net gain from discontinued operations assuming dilution	$1,946	104,031	$0.02	$3,065	100,599	$0.03

Net income	$32,091	102,844	$0.31	$23,411	97,910	$0.24

Effect of dilutive securities:
Stock options	—	857		—	2,689
Restricted stock and restricted stock units	—	326		—	—
Other compensation incentive plans	—	4		—	—

Net income assuming dilution	$32,091	104,031	$0.31	$23,411	100,599	$0.23

Note 5. Mortgage and Other Debt

Mortgage and other debt at March 31, 2004 and December 31, 2003, are summarized as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Fixed rate mortgage loans	$1,099,475	$1,051,004
Floating rate mortgage loans	118,970	139,223
Assessment district bonds	63,278	63,802
Construction loans	50,498	54,220
Revolving credit facility	—	50,000
Other loans	510	19,805

Mortgage and other debt	1,322,731	1,378,054
Liabilities of assets held for sale:
Floating rate mortgage loans	19,307	2,071
Assessment district bonds	148	—

Total mortgage and other debt	$1,352,186	$1,380,125

Due within one year	$97,062	$97,968

During the first quarter of 2004, the Company closed a $75.0 million fixed rate mortgage loan bearing interest at 5.96% (6.59% effective rate considering financing costs) with a 25-year amortization schedule and maturity in November 2008. The loan is collateralized by certain of the Company’s operating properties and by an assignment of rents generated by the underlying properties and has a prepayment penalty if paid prior to maturity.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest costs relating to mortgage and other debt for the three months ended March 31, 2004 and 2003, are summarized as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Total interest incurred	$21,574	$21,939
Interest capitalized	(5,821)	(5,118)

Interest expensed	15,753	16,821
Less discontinued operations	(220)	(281)

Interest expense from continuing operations	$15,533	$16,540

Note 6. Property

Book value by property type consists of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Rental properties:
Industrial buildings	$1,240,747	$1,202,788
Office buildings	390,710	386,438
Retail buildings	99,006	99,198
Ground leases and other	172,770	169,127
Investment in operating joint ventures	(19,157)	(19,876)

	1,884,076	1,837,675

Developable properties:
Commercial	161,438	168,890
Residential	57,756	56,223
Urban	264,628	263,385
Investment in development joint ventures	53,423	54,467

	537,245	542,965

Work-in-process:
Commercial	44,019	75,458
Urban	9,557	12,759

	53,576	88,217

Furniture, fixtures and equipment	20,110	28,434
Other	724	724

Gross book value	2,495,731	2,498,015
Accumulated depreciation	(457,741)	(446,872)

Net book value	$2,037,990	$2,051,143

Note 7. Segment Reporting

The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business between long-term operations and those which the Company intends to transition out of over the next several years and before the adjustments for discontinued operations. The Company has two reportable segments: Core Segment and Urban, Residential, and Other Segment (“URO”). Core Segment includes (1) the management and leasing of the Company’s rental portfolio, (2) commercial development activities, which focuses primarily on acquiring and developing suburban commercial business parks for the Company’s own rental portfolio and selling land and/or buildings that the Company has developed to users and other parties; and (3) select land development opportunities where the Company can utilize its land development skills with minimal capital investment. URO includes the remaining residential projects, urban development activities and desert land sales, which the Company intends to transition out of over time, and REIT transition costs.

Inter-segment gains and losses are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by reportable segment is as follows:

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended March 31, 2004
Revenue
Rental revenue	$77,165	$—	$77,165	$(1,022)	$76,143
Sales revenue	30,584	10,657	41,241	(3,550)	37,691
Management, development and other fees	984	715	1,699	—	1,699

	108,733	11,372	120,105	(4,572)	115,533

Costs and expenses
Property operating costs	(21,416)	—	(21,416)	209	(21,207)
Cost of sales	(14,856)	(10,168)	(25,024)	1,934	(23,090)
Selling, general and administrative expenses	(6,640)	(6,311)	(12,951)	—	(12,951)
Depreciation and amortization	(17,777)	(300)	(18,077)	263	(17,814)

	(60,689)	(16,779)	(77,468)	2,406	(75,062)

Operating income (loss)	48,044	(5,407)	42,637	(2,166)	40,471

Other income
Equity in earnings of operating joint ventures, net	2,414	—	2,414	—	2,414
Equity in earnings of development joint ventures, net	—	1,227	1,227	—	1,227
Gain on non-strategic asset sales	—	61	61	—	61
Interest income	2,375	402	2,777	—	2,777
Other	284	17	301	—	301

	5,073	1,707	6,780	—	6,780

Other expenses
Interest expense	(15,753)	—	(15,753)	220	(15,533)
REIT transition costs	—	(212)	(212)	—	(212)
Other	(18)	(412)	(430)	—	(430)

	(15,771)	(624)	(16,395)	220	(16,175)

Income (loss) before income taxes and discontinued operations	37,346	(4,324)	33,022	(1,946)	31,076
Income taxes	(5,332)	4,401	(931)	—	(931)

Income from continuing operations	32,014	77	32,091	(1,946)	30,145

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	1,616	1,616
Income from discontinued operations	—	—	—	330	330

Net gain from discontinued operations	—	—	—	1,946	1,946

Net income	$32,014	$77	$32,091	$—	$32,091

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended March 31, 2003
Revenue
Rental revenue	$74,728	$—	$74,728	$(1,837)	$72,891
Sales revenue	28,400	4,012	32,412	(24,402)	8,010
Management, development and other fees	829	1,255	2,084	—	2,084

	103,957	5,267	109,224	(26,239)	82,985

Costs and expenses
Property operating costs	(19,589)	—	(19,589)	439	(19,150)
Cost of sales	(22,345)	(631)	(22,976)	20,004	(2,972)
Selling, general and administrative expenses	(6,756)	(3,135)	(9,891)	—	(9,891)
Depreciation and amortization	(16,403)	(296)	(16,699)	412	(16,287)

	(65,093)	(4,062)	(69,155)	20,855	(48,300)

Operating income	38,864	1,205	40,069	(5,384)	34,685

Other income
Equity in earnings of operating joint ventures, net	2,523	—	2,523	—	2,523
Equity in earnings of development joint ventures, net	—	3,854	3,854	—	3,854
Gain on non-strategic asset sales	—	5,879	5,879	—	5,879
Interest income	812	1,110	1,922	(5)	1,917
Other	1,091	66	1,157	—	1,157

	4,426	10,909	15,335	(5)	15,330

Other expenses
Interest expense	(16,821)	—	(16,821)	281	(16,540)
REIT transition costs	—	(1,558)	(1,558)	—	(1,558)
Other	—	—	—	—	—

	(16,821)	(1,558)	(18,379)	281	(18,098)

Income before income taxes and discontinued operations	26,469	10,556	37,025	(5,108)	31,917
Income taxes	(9,392)	(4,222)	(13,614)	2,043	(11,571)

Income from continuing operations	17,077	6,334	23,411	(3,065)	20,346

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	2,639	2,639
Income from discontinued operations	—	—	—	426	426

Net gain from discontinued operations	—	—	—	3,065	3,065

Net income	$17,077	$6,334	$23,411	$—	$23,411

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Commitments and Contingencies

The Company has surety bonds and standby letters of credit related to various development projects, lease payment guarantees, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These surety bonds, standby letters of credit, guarantees and capital contribution commitments as of March 31, 2004, are summarized in the following categories (in thousands):

Off-balance sheet liabilities:
Surety bonds	$205,585
Standby letters of credit	51,425
Debt service guarantees	70,656
Contribution requirements	7,866

Sub-total	335,532
Liabilities included in balance sheet:
Standby letters of credit	10,836

Total	$346,368

Surety bonds are used to guarantee the construction of infrastructure and public improvements as a requirement of entitlement. Surety bonds are commonly required by public agencies from real estate developers, are renewable, and expire upon completion of the required improvements. The typical development period of the Company’s development projects is approximately one to three years. An example of the type of event that would require the Company to perform under these surety bonds would be the failure of the Company to construct or complete the required improvements. At March 31, 2004, the Company has not been required to fund any of the surety bonds.

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are similar in nature and term as the surety bonds described above. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements; these financial standby letters of credit are scheduled to expire between December 2005 and June 2006. As of March 31, 2004, the Company has a total of $62.3 million in these standby letters of credit; $51.4 million of the total is off-balance sheet ($46.3 million in financial letters of credit and $5.1 million in performance letters of credit). The remaining $10.9 million are related to obligations that are reflected in “Mortgage and other debt” in the Company’s condensed consolidated balance sheet; these $10.9 million of letters of credit were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $51.4 million in letters of credit that are related to non-balance sheet items. When the assessment districts are consolidated, the balance sheet is fully consolidated, so there are several corresponding debits, the most significant of which is the associated improvements. An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At March 31, 2004, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for certain of its unconsolidated joint ventures. At March 31, 2004, based on the joint ventures’ outstanding balance, these debt guarantees totaled $70.7 million. These debt service guarantees are scheduled to expire between June 2004 and September 2005. These debt service guarantees are typical business arrangements commonly required of real estate developers. An example of the types of events that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At March 31, 2004, the Company has not been required to satisfy any amounts under these debt service guarantees.

The Company is required to make additional capital contributions to six of its unconsolidated joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls. The Company agreed with two unconsolidated joint ventures to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of March 31, 2004, the Company cumulatively contributed $18.7 million to one of these unconsolidated joint ventures, as additional contributions, but the Company has not been required to make additional contributions to the other unconsolidated joint venture. The Company is also required to make additional capital contributions to another four of its unconsolidated joint ventures should additional capital contributions be necessary (see chart below). As of March 31, 2004, the Company does not expect to fund any significant capital contributions beyond the maximum capital requirements.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Contribution Committed	Remaining Contribution Commitment
	(In thousands)
Talega Village, LLC	$14,000	$4,570
Parkway Company, LLC	38,000	2,530
Third and King Investors, LLC	25,000	161
Bergstrom Partners, L.P.	1,000	605

	$78,000	$7,866

Generally, any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

In addition to the contingent liabilities summarized in the table above, the Company also has the following contingencies:

As of March 31, 2004, $163.3 million of Community Facility District bonds were sold to finance public infrastructure improvements at several Company projects. The Company provided letters of credit totaling $40.5 million in support of some of these bonds. The $40.5 million is included in the standby letters of credit and surety bonds amounts disclosed above. The Company is required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the projects are insufficient. As of March 31, 2004, the Company does not expect to be required to satisfy any shortfall in annual debt service obligation for these bonds other than through its payment of normal property and special district taxes.

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

At March 31, 2004, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $2.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $10.7 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the three months ended March 31, 2004, totaled $1.5 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Related Party Transactions

The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $0.9 million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively, primarily from Third and King Investors, LLC. Deferred fees of $0.5 million primarily from Serrano Associates, LLC at March 31, 2004, will be earned as completed projects are sold or the venture is sold or liquidated. In September 2003, the Company sold its investment interest in Traer Creek LLC. A provision in the sales agreement allows for a discount on the purchase price of $1 million depending on the buyer’s timing of payment of the note. Thus the Company deferred a gain of $5.4 million at December 31, 2003, which was subsequently fully recognized in January 2004 upon the buyer’s full payment of the note.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent and reimbursable payments of $1.2 million and $0.9 million were received and recognized as rental income during each of the three months ended March 31, 2004 and 2003, respectively. Rent payments of $1.4 million of previously received rent was deferred at March 31, 2004, and will be recognized, together with annual rents, over the life of the lease.

The Company has a $4.3 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the venture and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 in each of the three months ended March 31, 2004 and 2003; this lease will expire in November 2011. As lessor, the Company entered into a ground lease which will expire in August 2054. The Company earned rental income of $0.1 million in each of the three months ended March 31, 2004 and 2003, and has recorded a $2.3 million receivable and a $0.8 million reserve associated with this lease.

In January 2004, the Company sold its 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to an entity whose principal was a former Company employee.

Note 10. Discontinued Operations

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property are classified as discontinued operations. Therefore, income or loss attributed to the operations and sale of rental property sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the three months ended March 31, 2004. Additionally, all periods presented will likely require further reclassification in future periods as additional sales of rental properties occur.

Discontinued operations activities for the three months ended March 31, 2004 and 2003, are summarized as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Gain from disposal of discontinued operations:
Sales revenue	$3,550	$24,402
Cost of sales	(1,934)	(20,004)

	1,616	4,398
Income tax expense	—	(1,759)

Net gain	$1,616	$2,639

Rental revenue	$1,022	$1,837

Income from discontinued operations before income taxes	$330	$710
Income tax expense	—	(284)

Income from discontinued operations	$330	$426

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset and liability balances of rental properties under contract to be sold at March 31, 2004 and December 31, 2003, consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Assets
Properties	$20,729	$5,806
Accumulated depreciation	(3,914)	(3,589)

Net	16,815	2,217
Other assets	2,924	135

Total assets	19,739	2,352

Liabilities
Mortgage and other debt	(19,455)	(2,071)
Payables	(101)	(108)
Other liabilities	(85)	(117)

Total liabilities	(19,641)	(2,296)

Net assets	$98	$56

Note 11. REIT Conversion

On January 5, 2004, the Company announced that it had completed the restructuring of its operations to qualify as a REIT and began operating as a REIT as of January 1, 2004. The REIT conversion had the following effects on the financial statements as of or for the three months ended March 31, 2004 and 2003:

•	a cash dividend of $0.27 per common share for the fourth quarter 2003 was paid on January 15, 2004 and a first quarter 2004 cash dividend of $0.27 per common share was declared on February 11, 2004 and paid on April 15, 2004 to stockholders of record at the close of business on March 29, 2004. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control

•	conversion and related restructuring costs of $0.2 million and $1.6 million were paid to third parties during the three months ended March 31, 2004 and 2003, respectively

•	amortization of costs, for the three months ended March 31, 2004, associated with the 2003 stock option exchange offer, which includes the costs for the restricted stock and restricted stock units, was $2.5 million (the total of such cost will be amortized over three years until December 31, 2006), and compensation expenses of $1.2 million was recognized as a result of the required variable accounting treatment for options that remained outstanding upon the expiration of the exchange offer program on October 29, 2003 (the total of such expense will be amortized over the remaining vesting period of the options)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

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

Our rental portfolio provides a relatively consistent source of earnings and our development activities provide cash flow through sales of land or the conversion of our developable land to property that is either added to our portfolio or sold to tenants, developers, investors, or other interested parties. We invest in new land to ensure our potential for growth. As of March 31, 2004, we owned 40.0 million square feet of commercial rental properties, of which approximately 90% is industrial space. Our industrial rental portfolio is geographically diverse, located in major transportation corridors and distribution centers such as Southern California, Chicago, Dallas, Atlanta, and planned expansion into New Jersey. The majority of our rental portfolio is of newer construction and leased to diverse, high quality tenants through long-term leases with staggered lease expirations.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, including job costing, allowances for doubtful accounts, environmental and legal reserves, and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Real estate is stated at cost using the methodology described as follows: (a) for operating properties and properties held for development a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling price, less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on projected discounted cash flows, using an estimated market discount rate; these discounted cash flows are also probability weighted. When performing impairment review, we consider capitalized interest and other expenses as costs of development in costs projections; value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

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

Income taxes

We have begun operating as a REIT effective January 1, 2004 under Sections 856 through 860 of the Internal Revenue Code. In order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on net income that we distribute currently to our stockholders. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through our TRS.

As part of the process of preparing our condensed consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on interpretation of tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes. Temporary differences that originate in our TRS result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. Where we have taken a deduction for a non-routine transaction in which the tax impact is uncertain, no financial statement benefit is taken until the impact is certain. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, the potential for built-in-gain recognition, changes in the assessment of properties to be contributed to TRS, and changes in tax laws. Adjustments required in any given period are included within the tax provision in the statement of operations and/or balance sheet. Any applicable interest charges associated with an audit settlement would be recorded as interest expense. These adjustments could materially impact our statement of operations and liquidity.

General

Business Segment Descriptions:

Our reportable segments are based on our method of internal reporting, which disaggregates our business between long-term operations and those which we intend to transition out of over the next several years and before the adjustments for discontinued operations. We have two reportable segments: Core Segment and Urban, Residential and Other Segment (“URO”). Core Segment includes (1) the management and leasing of our rental portfolio, (2) commercial development activities, which focuses on acquiring and developing suburban commercial business parks for our own rental portfolio and selling land and/or buildings that we have developed to users and other parties; and (3) select land development opportunities where we can utilize our land development skills with minimal capital investment. URO includes the remaining residential projects, urban development activities and desert land sales, which we intend to transition out of over time, and REIT transition costs.

Funds From Operations

As a REIT, we provide Funds From Operations (“FFO”) as a supplemental measure of performance calculated in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of certain assets, cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding depreciation on personal property) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Our management generally believes that FFO, as defined by NAREIT, is a meaningful supplemental measure of operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO does include gains on sales of land and build-to-suit development projects. In presenting our FFO for periods prior to operating as a REIT (which was effective January 1, 2004), we include a “hypothetical tax savings” that would have occurred had we been a REIT during those periods. We believe that presenting FFO as adjusted for hypothetical tax savings provides investors and analysts with a useful comparison of the hypothetical tax impacts of a REIT structure.

Property Portfolio

Rental Portfolio

Our rental portfolio is comprised of commercial rental property, ground leases and other properties, and interests in several joint ventures. We own 40.0 million square feet of commercial rental property of which 90.0% is industrial, 7.7% is office, and 2.3% is retail.

Rental portfolio by state:

Square Feet by State—As of March 31, 2004

(in thousands, except for %’s)

	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
Southern California	13,126	32.8%	524	1.2%	216	0.5%	13,866	34.5%
Northern California	5,663	14.2%	807	2.0%	481	1.2%	6,951	17.4%
Illinois	6,268	15.7%	591	1.5%	—	0.0%	6,859	17.2%
Texas	3,264	8.2%	869	2.2%	—	0.0%	4,133	10.4%
Colorado	2,353	5.9%	273	0.7%	100	0.3%	2,726	6.9%
Arizona	1,123	2.8%	—	0.0%	74	0.2%	1,197	3.0%
Georgia	980	2.5%	—	0.0%	—	0.0%	980	2.5%
Ohio	966	2.4%	—	0.0%	—	0.0%	966	2.4%
Oregon	629	1.6%	57	0.1%	37	0.1%	723	1.8%
Kentucky	549	1.4%	—	0.0%	—	0.0%	549	1.4%
Maryland	471	1.2%	—	0.0%	—	0.0%	471	1.2%
Kansas	293	0.7%	—	0.0%	—	0.0%	293	0.7%
Virginia	252	0.6%	—	0.0%	—	0.0%	252	0.6%

Total	35,937	90.0%	3,121	7.7%	908	2.3%	39,966	100.0%

Rental revenue less property operating costs by property type:

	Rental Revenue Less Property Operating Costs(1) Three Months Ended March 31,
	2004	2003
Rental Portfolio
Industrial	$35,596	$33,836
Office	10,327	10,940
Retail	2,629	2,860
Ground leases and other properties	7,197	7,503

Rental revenue less property operating costs	55,749	55,139
Equity in earnings of operating joint ventures	2,414	2,523

Subtotal	58,163	57,662
Less: Discontinued operations	(813)	(1,398)

Total rental revenue less property operating costs	$57,350	$56,264

(1)	Rental revenue less property operating costs includes equity in earnings of operating joint ventures.

Core Segment Developable Land Inventory

Our existing Core Segment developable land can support an estimated 30.0 million square feet of new commercial development based upon current entitlements. For the three months ended March 31, 2004, we invested approximately $10.5 million in the acquisition of land capable of supporting approximately 570,000 square feet of commercial development in Austin, TX. The 570,000 square feet was immediately sold to a final user.

The following table summarizes the building development potential of our Core Segment developable land inventory as of March 31, 2004:

Project Name (1)	City/Location	March 31, 2004
		Square feet (In thousands)
Southern California
Kaiser Commerce Center	San Bernardino County	1,165
Crossroads Business Park	Ontario	2,016
Rancho Pacific Distribution Centre	Rancho Cucamonga	312
San Bernardino	San Bernardino	865
Pacific Center	Anaheim	44

Subtotal Southern Calif.		4,402

Northern California
Pacific Commons	Fremont	2,198
Duck Creek	Stockton	2,000
Spreckels Business Park	Manteca	586

Subtotal Northern Calif.		4,784

Subtotal California		9,186

Illinois
Minooka	Minooka	3,710
Internationale Centre	Woodridge	858
Joliet	Joliet	403

Subtotal Illinois		4,971

Texas
Hobby Business Park	Houston	1,700
Gateway Corporate Center	Coppell	1,120
Stellar Way Business Park	Grand Prairie	814
Gateway East Business Park	Garland	763
Plano	Plano	403
Ft. Worth	Ft. Worth	104

Subtotal Texas		4,904

Other
Eastgate	Aurora, CO	4,000
Stapleton Business Park	Denver, CO	347
South Shore Corp. Park	Gresham/Portland, OR	707
Circle Point Corporate Center	Westminster, CO	247
Cedar Grove Business Park	Louisville, KY	483
Douglas Hill Business Park	Atlanta, GA	778
Quakertown	Milford, Bucks County, PA	1,336
Carteret	Carteret, NJ	367

Subtotal Other		8,265

Subtotal Outside of California		18,140

Total Owned Land		27,326
Option/Controlled Land
Alameda (FISC)	Alameda, CA	1,300
Prairie Glen Corporate Campus	Glenview, IL	335
Minooka	Minooka, IL	2,457

Total Inventory		31,418

(1)	All entitled, except for 1,327 square feet included in Crossroads Business Park for which entitlement is in progress.

Suburban Residential Land Inventory

The table below summarizes our residential land portfolio as of March 31, 2004:

	Ownership Interest	Lots/Units at March 31, 2004
Northern California
Alameda (1)	100%	334
Serrano, Sacramento	50%	1,123
Parkway, Sacramento	50%	418
Bayport, Alameda, California	33%	151

		2,026

Southern California
West Bluffs, Playa del Rey (2)	100%	114

Total		2,140

(1)	Of the 334 lots, we own 39 and have the option to purchase 295 lots.
(2)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act.

Urban Land Inventory

Our existing entitled Urban land inventory can support an estimated 11.2 million square feet of new development, 3,158 residential units, and a 500-room hotel. The chart below summarizes the estimated development potential of our current Urban land inventory as of March 31, 2004:

	Office	Retail	Residential	Hotel
	(Net Rentable Sq. Ft. in thousands)		(Units)	(Rooms)
Mission Bay (San Francisco, California)	4,537	548	3,158	500
Union Station (Los Angeles, California)	4,853	675	—	—
Santa Fe Depot (San Diego, California)	440	100	—	—

Total	9,830	1,323	3,158	500

Other Land Holdings

As of March 31, 2004, we own approximately 108,000 acres of land in the Southern California desert. The ownership of these desert properties is the result of historical land grants to our railroad predecessors. Because of its location, lack of contiguity among parcels, and other factors, much of this land currently is not suitable for traditional development activities. Substantially, all of the 108,000 acres of desert properties is currently under contract to be sold in 2004.

Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Below is a summary of net income by segment and FFO for the three months ended March 31, 2004:

	Core	URO	Total(a)
	(In thousands)
Revenue
Rental revenue	$77,165	$—	$77,165
Sales revenue	30,584	10,657	41,241
Management, development and other fees	984	715	1,699

	108,733	11,372	120,105

Costs and expenses
Property operating costs	(21,416)	—	(21,416)
Cost of sales	(14,856)	(10,168)	(25,024)
Selling, general and administrative expenses	(6,640)	(6,311)	(12,951)
Depreciation and amortization	(17,777)	(300)	(18,077)

	(60,689)	(16,779)	(77,468)

Operating income (loss)	48,044	(5,407)	42,637

Other income
Equity in earnings of operating joint ventures, net	2,414	—	2,414
Equity in earnings of development joint ventures, net	—	1,227	1,227
Gain on non-strategic asset sales	—	61	61
Interest income	2,375	402	2,777
Other	284	17	301

	5,073	1,707	6,780

Other expenses
Interest expense	(15,753)	—	(15,753)
REIT transition costs	—	(212)	(212)
Other	(18)	(412)	(430)

	(15,771)	(624)	(16,395)

Income taxes benefit (expense)	(5,332)	4,401	(931)

Net income	32,014	77	32,091
Depreciation	18,250	184	18,434
Less gain on rental property sales	(3,972)	—	(3,972)

NAREIT defined funds from operations (FFO)	$46,292	$261	$46,553

(a)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Below is a summary of net income by segment and FFO for the three months ended March 31, 2003:

	Core	URO	Total(b)
	(In thousands)
Revenue
Rental revenue	$74,728	$—	$74,728
Sales revenue	28,400	4,012	32,412
Management, development and other fees	829	1,255	2,084

	103,957	5,267	109,224

Costs and expenses
Property operating costs	(19,589)	—	(19,589)
Cost of sales	(22,345)	(631)	(22,976)
Selling, general and administrative expenses	(6,756)	(3,135)	(9,891)
Depreciation and amortization	(16,403)	(296)	(16,699)

	(65,093)	(4,062)	(69,155)

Operating income	38,864	1,205	40,069

Other income
Equity in earnings of operating joint ventures, net	2,523	—	2,523
Equity in earnings of development joint ventures, net	—	3,854	3,854
Gain on non-strategic asset sales	—	5,879	5,879
Interest income	812	1,110	1,922
Other	1,091	66	1,157

	4,426	10,909	15,335

Other expenses
Interest expense	(16,821)	—	(16,821)
REIT transition costs	—	(1,558)	(1,558)
Other	—	—	—

	(16,821)	(1,558)	(18,379)

Income taxes expense	(9,392)	(4,222)	(13,614)

Net income	17,077	6,334	23,411
Depreciation	16,765	—	16,765
Less gain on rental property sales	(4,388)	—	(4,388)

NAREIT defined funds from operations (FFO)	29,454	6,334	35,788
Additional adjustments
Hypothetical tax savings (a)	9,215	—	9,215

FFO as adjusted for hypothetical tax savings	$38,669	$6,334	$45,003

(a)	Hypothetical tax benefit represents the tax savings effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the taxable REIT subsidiary was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Ten Largest Tenants

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of March 31, 2004
The Gap	CA	Office	6.5%
APL Logistics, Inc.	CA, IL, GA, KY, TX	Industrial	5.4%
Ford Motor Company	CA, CO, TX, KS, VA	Industrial	2.9%
Kellogg’s USA, Inc.	CA, IL, CO	Industrial	2.5%
Exel Corporation	CA	Industrial	1.9%
J.C. Penney Company	TX	Office	1.9%
Home Depot USA, Inc. (1)	CA	Industrial/Retail	1.6%
Office Depot, Inc.	CA	Industrial/Retail	1.5%
The Gillette Company	CA, IL	Industrial	1.4%
Spicers/LaSalle Paper	CA, OR	Industrial	1.3%

(1)	Includes a 117,000 square foot lease doing business as Home Expo.

Rental Revenue less Property Operating Costs

Rental revenue less property operating costs has increased primarily because of building additions, partially offset by properties sold and lower Same Space performance. From April 2003 to March 2004, we added a net 3.3 million square feet to our rental portfolio. Rental revenue less property operating costs for three months ended March 31, 2004 and 2003, are summarized as follows:

	Three Months Ended March 31,		Difference 2004/2003
	2004	2003
	(In thousands)
Rental revenue less property operating costs:
Same space (1)	$46,157	$46,819	$(662)
Properties added to portfolio	2,478	501	1,977
Properties sold from portfolio	104	716	(612)
Ground leases	7,010	7,103	(93)

Total (2)	$55,749	$55,139	$610

(1)	Same space properties were owned and operated for the entire current year and the entire immediately preceding year.
(2)	These amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

We do not expect substantial changes in rental income from our same space rental portfolio; rather, we expect that growth in overall portfolio rental income will result primarily from new properties we will add to our rental portfolio over time.

Gain on Property Sales:

Three Months Ended March 31, 2004	Core	URO	Total
	(In thousands)
Building Sales
Sales Proceeds	$12,208	$6,064	$18,272
Cost of Sales	(8,344)	(5,958)	(14,302)

Gain	3,864	106	3,970

Land/Lot Sales
Sales Proceeds	11,845	4,581	16,426
Cost of Sales	(5,376)	(4,360)	(9,736)

Gain	6,469	221	6,690

Ground Lease and Other Sales
Sales Proceeds	6,531	12	6,543
Cost of Sales	(1,136)	150	(986)

Gain	5,395	162	5,557

Total sales proceeds	30,584	10,657	41,241
Total cost of sales	(14,856)	(10,168)	(25,024)

Total gain on property sales	$15,728	$489	$16,217

Three Months Ended March 31, 2003	Core	URO	Total
	(In thousands)
Building Sales
Sales Proceeds	$24,402	$—	$24,402
Cost of Sales	(20,004)	—	(20,004)

Gain	4,398	—	4,398

Land/Lot Sales
Sales Proceeds	3,936	3,465	7,401
Cost of Sales	(2,323)	(201)	(2,524)

Gain	1,613	3,264	4,877

Ground Lease and Other Sales
Sales Proceeds	62	547	609
Cost of Sales	(18)	(430)	(448)

Gain	44	117	161

Total sales proceeds	28,400	4,012	32,412
Total cost of sales	(22,345)	(631)	(22,976)

Total gain on property sales	$6,055	$3,381	$9,436

Core Segment property sales are generated from the following sources: 1) purchase options exercised by existing tenants for rental properties, 2) sale of older rental properties to improve the overall quality of our rental portfolio, 3) select land parcels within our development projects, and 4) build-to-suit building sales.

URO Segment sales include all remaining residential and urban projects, and desert land sales.

Sales revenue less cost of sales increased $9.7 million in our Core Segment for the three months ended March 31, 2004 because of higher ground lease and other sales due to the recognition of $5.3 million of deferred gains from selling our interest in one of our joint ventures in September of 2003 and higher land sale gains of $4.9 million. During the three months ended March 31, 2004, we sold two build-to-suit buildings totaling 58,000 square feet and closed on the sale of improved land capable of supporting 2.9 million square feet of commercial development. During the three months ended March 31, 2003, we sold three operating properties totaling 747,000 square feet of building space and closed on the sale of improved land capable of supporting 0.4 million square feet of commercial development.

Sales revenue less cost of sales decreased $2.9 million in our URO Segment for the three months ended March 31, 2004 due to lower land and lot gains. We sold 7 condominiums at our Mission Bay project and 2.8 acres of land from the LA Union Station project. During three months ended March 31, 2003, we closed on the sales of 21 residential lots and sold 98.4 acres of ground leases (see Variability in Results section). We plan to transition out of the residential and historic urban development activities, and desert land over time.

Management, Development and Other Fees

Management, development and other fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects and loan guarantee fee. Management, development and other fees in our URO Segment decreased $0.5 million for the three months ended March 31, 2004, primarily because of lower development management activities related to a joint venture development at the Mission Bay project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.2 million in our URO Segment for the three months ended March 31, 2004, primarily because of charges related to the exchange of options into restricted stock in conjunction with the REIT conversion.

Depreciation and Amortization Expense

The increases in depreciation and amortization expense of $1.4 million in our Core Segment for the three months ended March 31, 2004 was primarily attributable to the addition of 3.3 million net square feet of building space to our portfolio between April 2003 to March 2004.

Other Income

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net is generated in our URO Segment relating to residential activities. The tables below summarize our share of the activities of joint ventures for the three months ended March 31, 2004 and 2003. The decrease in our gain from sales was primarily because of lower sales volumes from Talega and Talega Village (see Variability in Results section). Although our preference is generally to own property directly, we may participate with other entities in property ownership through joint ventures or other types of co-ownership.

	Three months ended March 31, 2004
Projects	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Talega Village	—	$—	$588	$588
Serrano	8	4,518	(3,773)	745
Talega	—	—	—	—
Parkway	—	32	(138)	(106)

Total	8	$4,550	$(3,323)	$1,227

	Three months ended March 31, 2003
Projects	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Talega Village	42	$23,051	$(21,605)	$1,446
Serrano	7	8,848	(8,016)	832
Talega	259	34,525	(32,791)	1,734
Parkway	—	2,214	(2,372)	(158)

Total	308	$68,638	$(64,784)	$3,854

In 2003, we sold our interest in Talega and substantially wound up operations in Talega Village. We expect to continue to reduce our involvement in and earnings from these investments over time.

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets decreased $5.8 million for the three months ended March 31, 2004. Because the non-strategic asset inventory is depleting, we expect future gain on non-strategic asset sales to diminish after 2004 (see Variability in Results section).

Interest Income

Interest income increased $1.6 million in our Core Segment for the three months ended March 31, 2004 because of higher interest income from note receivables due to higher average note balances. Interest income decreased $0.7 million in our URO Segment for the three months ended March 31, 2004 because certain seller notes were paid off in 2003.

Other

Other income consists primarily of lease termination fees and other miscellaneous income. Other income in our Core Segment decreased $0.8 million primarily due to non-recurring lease termination fees of $1.1 million recognized during the three months ended March 31, 2003.

Other Expenses

Interest Expense

Following is a summary of interest expense:

	Three Months Ended March 31,		Difference 2004/2003
	2004	2003
	(In thousands)
Total interest incurred	$21,574	$21,939	$(365)
Interest capitalized	(5,821)	(5,118)	(703)

Interest expensed	$15,753	$16,821	$(1,068)

Interest expensed decreased $1.1 million for the three months ended March 31, 2004, primarily because of higher capitalized interest as a result of increased development activities.

Real Estate Investment Trust (“REIT”) transition costs

In 2003, we restructured our business operations in order to qualify as a REIT, effective January 1, 2004. We have incurred conversion and related restructuring costs payable to third parties. REIT transition costs are in our URO Segment because of its non-recurring nature. We incurred REIT transition costs of $0.2 million for the three months ended March 31, 2004. We expect to incur approximately $0.8 million of additional cost during 2004, totaling approximately $8.3 million of REIT transition costs from 2003 through 2004, primarily for consulting, legal, and tax services.

Income Taxes

Currently, our projected annual current tax rate is 15.23% and deferred tax rate is (12.41)% as compared to the actual tax rates of 43.05% and (6.28)%, respectively, in 2003. Both our current and overall tax rates decreased in the first quarter 2004, compared to the first quarter of 2003, primarily due to our REIT conversion. As a REIT, only certain activities are subject to tax.

The calculation of current taxes due involves the use of many estimates that are not finalized and adjusted until our final tax returns are filed, usually in September of the following year. Consequently, actual taxes paid in regard to any given year will differ from the amounts shown above; however, the differences have historically not been material, and are not expected to be material in the future.

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

Liquidity and Capital Resources

Off-balance sheet arrangements, contractual obligations, and commitments

We have the following off-balance sheet arrangements, contractual obligations, and commitments, which are discussed in various sections of the Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These arrangements exist in the following areas:

•	Unconsolidated real estate joint ventures:

•	Capital contribution requirements

•	Debt and debt service guarantees

•	Surety bonds, standby letters of credit and commitments

•	Executed contracts for construction and development activity

Generally any funding of off-balance sheet guarantees would result in the increase of our ownership interest in a project or entity, similar to the treatment of a unilateral additional capital contribution to an investee.

Unconsolidated real estate joint ventures- capital contribution requirements

We have investments in twelve unconsolidated real estate joint ventures, of which, six joint ventures are in our Core Segment and the other six joint ventures are in our URO Segment. Four of the joint ventures are involved in the operation of rental real estate properties and the remaining eight are involved in real estate development for investment or sale. We use the equity method of accounting for eleven of our investments in unconsolidated joint ventures and the cost method of accounting for one unconsolidated joint venture.

We are required to make additional capital contributions to six of our unconsolidated joint ventures should additional contributions be necessary to fund development costs or operating shortfalls.

•	We are required to make additional capital contributions beyond an initial commitment of $25 million to one of our unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. The joint venture requires capital contributions if actual development costs exceed the approved project development budget. The development budget is approximately $252.5 million and will be funded as follows: $165 million from a construction loan, which closed in September 2002, $62.5 million from our partners, and the remaining $25 million from us. As of March 31, 2004, we had contributed $24.8 million of our $25 million commitment, and we do not expect to fund any significant amounts in excess of the $25 million.

•	We are also required to make additional capital contributions to three other unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, we are required to fund up to a maximum contribution of $53 million, of which we have cumulatively contributed $45.3 million. As of March 31, 2004, we do not expect to fund any additional capital contributions beyond our maximum capital requirements.

•	We agreed with two other unconsolidated joint ventures to make additional contributions should there be insufficient funds to meet their current or projected financial requirements. As of March 31, 2004, we have cumulatively contributed $50 million to these unconsolidated joint ventures, including $18.7 million as additional contributions to one of these joint ventures. As of March 31, 2004, we have not been required to make additional contributions to the other joint venture.

Additional contributions made to our development joint ventures would be reflected as investment in development joint ventures. (see Note 6 of the accompanying Condensed Consolidated Financial Statements).

Unconsolidated real estate joint ventures- debt and debt service guarantees

We have made certain debt service guarantees for two of our unconsolidated URO Segment development joint ventures. At March 31, 2004, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $70.7 million. These debt service guarantees are typical business arrangements commonly required in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At March 31, 2004, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Surety bonds, standby letters of credit and commitments

As of March 31, 2004, we have $295.6 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions, commitments to guarantee leases, and the construction of real property improvements or financial obligations. Surety bonds are commonly required by public agencies in real estate development. Surety bonds and commitments are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At March 31, 2004, we have open construction and development contracts with vendors totaling $139.5 million related to our various projects, as compared to $155.8 million at December 31, 2003.

The following table summarizes our outstanding contractual obligations as of March 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2004	Due in 2005-2007	Due in 2008-2009	Due Thereafter
	(In thousands)
Mortgage and Other Debt	$1,352,186	(1)	$90,609	$324,798	$468,022	$468,757
Operating Leases	3,942		1,692	2,025	30	195
Contracts	139,483	(2)	86,333	46,012	2,955	4,183

Total Contractual Obligations	$1,495,611		$178,634	$372,835	$471,007	$473,135

(1)	Includes approximately $19.5 million of mortgage notes associated with assets held for sale that is presented as “Liabilities associated with assets held for sale” in our condensed consolidated balance sheets.
(2)	A portion of these obligations is expected to be reimbursed by bond proceeds and various third parties.

The following table summarizes our outstanding commitments as of March 31, 2004, and the effect such commitments may have on liquidity and cash flow in future periods:

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2004	Expire in 2005-2007	Expire in 2008-2009	Expire Thereafter
	(In thousands)
Surety Bonds, Standby Letters of Credit and Commitments	$295,610	(1)	$180,292	$115,318	$—	$—
Debt Guarantees of Unconsolidated JVs	70,656		6,000	64,656	—	—

Total Commitments	$366,266		$186,292	$179,974	$—	$—

(1)	Includes approximately $38.6 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table.

Cash Flows from Operating Activities

Cash provided by operating activities reflected in the statement of cash flows for the three months ended March 31, 2004 and 2003, were $66.1 million and $31.2 million, respectively. The increase of $34.9 million was attributed to the following: (1) $22.0 million due to higher cash proceeds from development sales of which our cost of sales in 2004 was approximately $32.7 million; (2) $10.5 million in proceed for the sale of land in Austin, Texas which was sold at cost; (3) $5.7 million due to lower income tax paid; (4) $1.6 million due to lower interest paid; and (5) $0.8 million from higher payments received from our notes receivable partially offset by (6) a decrease $4.8 million due higher capital expenditures on our development properties which included $10.5 million for the acquisition of land in Austin, Texas and (7) a decrease of $2.9 million primarily due to lower operating distributions from our residential joint ventures.

Cash Flows from Investing Activities

Net cash used in investing activities reflected in the statement of cash flows for the three months ended March 31, 2004 and 2003, were $24 million and $95.9 million, respectively. The decrease of $71.9 million in net cash used was attributed to the following: (1) $73.2 million due to lower property acquisitions primarily from the acquisition of a 10% minority interest of a consolidated subsidiary in January 2003; (2) $40.5 million from lower investment in short-term investments and restricted cash; (3) $4.3 million due to lower contributions made to our unconsolidated joint ventures; (4) $3.3 million due to lower reimbursable predevelopment and infrastructure costs incurred during the three months ended March 31, 2004; and (5) $0.8 million due to lower costs incurred for tenant improvements offset by increases of (6) $20.8 million due to higher capital expenditures for investment properties; (7) $20.8 million due to lower proceeds from the sale of investment properties; and (8) $8.6 million due to lower distributions received from an unconsolidated joint venture.

Capital Expenditures

Capital expenditures reflected in the statement of cash flows include the following:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$2,893	$9,125
Predevelopment	—	550
Infrastructure and other	4,424	3,963
Other property acquisitions	10,523	—
Capitalized interest and property tax	1,459	903

Total capital expenditures in operating activities	19,299	14,541

Capital Expenditures from Investing Activities(2)
Capital expenditures for investment properties	24,716	25,187
Rental properties—building improvements	667	2,645
Predevelopment	1,075	587
Infrastructure and other	23,893	2,655
Commercial property acquisitions(3)	1,214	74,401
Other property acquisitions	17	232
Tenant improvements	1,784	2,600
Capitalized interest and property tax	5,567	3,819

Capital expenditures for investment properties	58,933	112,126
Contribution to joint ventures	259	4,523

Total capital expenditures in investing activities	59,192	116,649

Total capital expenditures(4)	$78,491	$131,190

(1)	This category includes capital expenditures for properties we intend to build and sell.
(2)	This category includes capital expenditures for properties we intend to hold for our own account.
(3)	In January 2003, we acquired a 10% minority interest in a subsidiary for cash of $60.7 million. The acquisition was accounted for using the purchase method of accounting.
(4)	Total capital expenditures include capitalized general and administrative expenses of $3.0 million and $2.9 million for the three months ended March 31, 2004 and 2003, respectively.

Capital expenditures for development properties—This item relates to the development of our for-sale development properties. The decrease was primarily due to higher 2003 construction activity of build to sell projects in Fontana, California and Gresham, Oregon.

Capital expenditures for investment properties—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Development
Wholly owned:
Under construction, beginning of period	4,404	3,100
Construction starts	406	1,200
Completed—retained in portfolio	(1,763)	(494)
Completed—design/build or sold	(68)	(145)

Subtotal under construction, end of period(1)	2,979	3,661

Joint Venture Projects:
Under construction, beginning of period	695	1,000
Construction starts	—	—
Completed	—	—

Subtotal under construction, end of period	695	1,000

Total under construction, end of period	3,674	4,661

(1)	Includes approximately 1,400 and 45,000 square feet of residential units at March 31, 2004 and 2003, respectively, which we intend to sell; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

Predevelopment—Predevelopment costs from our operating and investing activities relate to amounts incurred for our development projects, primarily the Mission Bay project in San Francisco, California; the Alameda project in Alameda, California; the Santa Fe Depot project in San Diego, California; the Robert Mueller Airport project in Austin, Texas; the Vista Range project in Commerce City, Colorado; and the APL project in Atlanta, Georgia. Predevelopment costs were relatively consistent between the two periods.

Infrastructure and other—Infrastructure and other costs from our operating and investing activities primarily relate to the projects at Mission Bay, San Francisco, California; Hercules, California; Fontana, California; Fremont, California; West Bluffs, California; Santa Fe Depot, San Diego, California; and Alameda, California. The increase in 2004 was because we had more projects in the infrastructure stage.

Operating property acquisitions—For the three months ended March 31, 2004, we invested approximately $10.5 million for the acquisition of 32.2 acres of land in Austin, Texas. The land was then sold in the same period at cost. For the three months ended March 31, 2003, we did not invest in any operating properties.

Investing property acquisitions— For the three months ended March 31, 2004, we invested approximately $1.2 million in an investment property acquisition, which added approximately 40,000 square feet of retail space. For the three months ended March 31, 2003, we invested approximately $74.6 million in investment property acquisitions: $13.6 million for the acquisition of commercial land, which added 6.7 million square feet of potential development; $60.7 million for the acquisition of a 10% minority interest in a consolidated subsidiary; and $0.3 million for the acquisition of furniture, fixtures, and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities reflected in the statement of cash flows for the three months ended March 31, 2004 and 2003, were $43.4 million and $8.7 million, respectively. The increase of $34.7 million in net cash used was attributed to the following: (1) $27.7 million due to the fourth quarter 2003 dividend distribution as a result of our REIT conversion and (2) $12.9 million due to lower net borrowings partially offset by (3) $4.5 million lower distributions made to minority partners during the three months ended March 31, 2004 as we acquired the 10% minority interest of a consolidated subsidiary in 2003 and (4) $1.4 million due to higher proceeds from the issuance of common stock primarily attributable to the exercise of stock options.

Reimbursable Predevelopment and Infrastructure Costs

For the three months ended March 31, 2004, approximately $3.6 million of total predevelopment and infrastructure costs incurred on the behalf of various districts are reimbursable, pursuant to various bonds issued and other third parties. For the three months ended March 31, 2004, we received approximately $138,000 in reimbursements from community facility district bonds. As of March 31, 2004, of the total $251.4 million of reimbursable costs incurred, approximately $134.3 million had been reimbursed, of which, approximately $120.2 million was from bonds and approximately $14.1 million was from third parties, and the remaining balance of $117.1 million was recorded as Other Assets in the accompanying Condensed Consolidated Balance Sheet.

REIT-related Distribution and Quarterly Dividends

On December 3, 2003, our Board declared a regular cash dividend for the quarter ending December 31, 2003, of $0.27 per share of common stock, or $27.7 million that was paid on January 15, 2004, to stockholders of record at the close of business on December 29, 2003.

On February 11, 2004, our Board declared a regular cash dividend for the quarter ending March 31, 2004, of $0.27 per share of common stock paid on April 15, 2004, to stockholders of record at the close of business on March 29, 2004.

Cash Balances, Available Borrowings, and Capital Resources

As of March 31, 2004, we had total cash of $73.9 million, of which $29.3 million is restricted cash. In addition to the $73.9 million cash balance, we had $192 million in borrowing capacity under our revolving credit and commercial construction facilities, available upon satisfaction of certain conditions.

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

Debt covenants—Our new $200 million revolving credit agreement and three other credit agreements totaling $115 million have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $452.8 million, all terms as defined in those agreements. As of or for the period ending March 31, 2004 the actual results were 1.83 to 1; 0.58 to 1; 0.41 to 1; and $721.2 million, respectively. Outstanding borrowings under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. At March 31, 2004, we had unused availability of $189.1 million under the line. Our 50% guarantee of one of our joint venture’s construction loans of $165 million contains corporate financial covenants including a minimum debt service coverage ratio of 1.60 to 1, a maximum leverage ratio of 65%, and a minimum tangible net worth of $452.8 million (subject to adjustment for stock buybacks), with different definitions than the other agreements. As of or for the period ending March 31, 2004, the actual results, were 2.06 to 1; 56.2%; and $721.2 million, respectively. Our performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds

Assessment District Bonds—These bonds were issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit our properties. Debt service on these bonds is collateralized by tax revenues, properties, or by letters of credit (see Note 8 of the accompanying Condensed Consolidated Financial Statements). These bonds are recorded and presented as part of “Mortgage and other debt” in the accompanying Condensed Consolidated Balance Sheet at March 31, 2004 (see Note 5 of the accompanying Condensed Consolidated Financial Statements). Certain infrastructure costs incurred are reimbursable from these bonds. As of March 31, 2004, we have essentially been reimbursed all of the infrastructure costs incurred thus far.

The following table presents a summary of assessment district bonds that are included in the accompanying Condensed Consolidated Balance Sheet at March 31, 2004 (in thousands except percentages):

	Amount	Interest Rate	Cost Incurred	Cost Reimbursed
Development Projects
Stapleton	$23,070	1.12%	$18,158	$18,137
Kaiser	11,995	5.83%	19,140	19,140
Westminster	8,360	1.12%	4,379	4,379
Rancho Cucamonga	6,551	6.14%	5,222	5,222

Subtotal	49,976		46,899	46,878

Operating properties
City of Industry	4,878	7.86%	—	—
Emeryville	4,665	7.27%	—	—
Various others	3,907	4.00-8.7%	—	—

Subtotal	13,450		—	—

Total	$63,426		$46,899	$46,878

Community Facility District Bonds—These bonds were issued to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. For the bonds issued at Mission Bay, we provided letters of credit totaling $40.5 million in support of the floating rate bonds. Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which $133.3 million and $30 million bonds were issued, respectively, the improvements will be transferred to the respective cities. Of the total cumulative reimbursable cost incurred, approximately $87.4 million has been reimbursed as of March 31, 2004, with approximately $138,000 received during the three months ended March 31, 2004. The remaining balance of $117.1 million is presented in “Other Assets” in the accompanying Condensed Consolidated Balance Sheet at March 31, 2004. Of the $117.1 million, $5.3 million has been applied for reimbursements and $ 111.8 million will be applied for reimbursements when the facility components are completed, inspected, and approved by the respective cities. Additional bonds are expected to be issued.

The following table presents a summary of community facility district bonds that are not included in the accompanying Condensed Consolidated Balance Sheet at March 31, 2004 (in thousands except percentages):

	Amount Issued	Interest Rate	Cost Incurred	Cost Reimbursed		Balance at 3/31/04
Projects
Mission Bay	$133,330	1.04-6.28%	$144,657	$78,222	(1)	$66,435
Pacific Commons	30,000	6.20%	59,834	9,146	(2)	50,688

Total	$163,330		$204,491	$87,368		$117,123

(1)	Includes approximately $14.1 million of reimbursements received from various third parties.
(2)	Excludes approximately $26.2 million of reimbursements received from a third party.

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

The Internal Revenue Service (“IRS”) is currently auditing the 1999 and 2000 income tax returns for Catellus and a mortgage REIT subsidiary of Catellus as well as the 1999 income tax return of one of our joint ventures. The audits are in process and no audit adjustments have yet been proposed.

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

In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint ventures, Third and King Investors, LLC, and we received and recognized $1.2 million and $0.9 million in rental income and reimbursements from this ground lease for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, we had $1.4 million of deferred rent payments previously received, which will be recognized together with annual rents over the life of the lease. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and certain excess costs, if actual development costs exceed the approved development budget as set forth in the joint venture agreement. As of March 31, 2004, we had contributed $24.8 million of the $25 million to be funded from us, and we do not expect to fund any significant amount in excess of the $25 million.

We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments. Fees earned were $0.9 million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in 2004, was primarily due to management service fees from Traer Creek and development fees from Third and King Investors, LLC. At March 31, 2004, we have deferred fees from Serrano Associates, LLC and Bergstrom Partners, L.P of $0.5 million that will be earned as completed projects are sold or the venture is sold or liquidated. In September 2003, we sold our investment interest in Traer Creek, LLC for a gain of $5.4 million, which was deferred until January 2004, upon the receipt of the full payment.

We have a $4.3 million note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. As lessee, we incurred rent expense of $34,000 in each of the three months ended March 31, 2004 and 2003; this lease will expire in November 2011. As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture. We recognized rental income of $0.1 million for each of the three months ended March 31, 2004 and 2003. As of March 31, 2004, we recorded a $2.3 million receivable and a $0.8 million reserve associated with this lease. The venture’s current projection reflects approximately $0.5 million available funds, per year, from its operations to pay down our receivables.

In January 2004, we sold our 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to an entity whose principal was our former employee.

New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R requires that any entity meeting certain rules relating to a company’s level of economic risks and rewards be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim or annual reporting period beginning after December 15, 2003, for variable interest entities in which we hold a variable interest that was acquired before February 1, 2003. We have adopted FIN 46-R as required. There is no significant effect on the financial position, results of operations or cash flows as a result of our initial adoption of this standard with regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate.

At March 31, 2004, the Company holds significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FIN 46-R. The Company’s significant variable interests are in the form of equity interests in three of its unconsolidated joint ventures:

•	Bayport Alameda Associates, LLC was formed in May 2003 to redevelop land in Alameda, California into 485 residential lots for sale. Our exposure will increase to the extent additional costs are incurred by us to develop the site prior to our contribution of the land to the entity.

•	Bergstrom Partners, L.P. was formed in January 2003 to redevelop and market 624 acres of land at a former missile test site in Travis County, Texas. We are required to contribute up to $1.0 million in total contributions should there be insufficient funds to meet its current or projected financial requirements.

•	SAMS Venture, LLC was formed in January 2003 to initially develop a new 545,000 square foot office park for the Los Angeles Air Force Base, convey that property to the United States Air Force in exchange for three parcels of land totaling 56 acres and other consideration, and finally either sell or develop for sale the three parcels. Our exposure will increase should this joint venture require additional contributions from its partners.

Our maximum exposure in the current financial statements as a result of our involvement with these variable interest entities is $13.1 million as of March 31, 2004.

Environmental Matters

Many of our properties and our subsidiaries’ properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We and our subsidiaries incur ongoing environmental remediation and disposal costs and legal costs relating to clean up, defense of litigation, and the pursuit of responsible third parties. Costs incurred by the consolidated group in connection with operating properties and with properties previously sold are expensed. Costs incurred for properties to be sold by us or our subsidiaries are capitalized and will be charged to cost of sales when the properties are sold (see Note 8 of the accompanying Condensed Consolidated Financial Statements for further discussion).

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

Important factors that could cause actual results to differ materially and adversely from those expressed or implied by the forward-looking statements include:

•	those identified in our annual report on Form 10-K for the fiscal year ended December 31, 2003 under the following headings: Risks Related to Real Estate Investments, Other Risks Affecting Our Business and Operations, and Federal Income Tax Risks Relating to REIT Qualification;

•	general industry, economic and business conditions (which will, among other things, affect availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses);

•	adverse changes in the real estate markets, including, among other things, competition with other companies and risks of real estate development, acquisitions and dispositions;

•	governmental actions and initiatives (including legislative and regulatory changes);

•	other risks inherent in the real estate business; and

•	acts of war, other geopolitical events, and terrorist activities that could adversely affect any of the above factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At March 31, 2004, we did not have any interest rate protection contracts outstanding.

As of March 31, 2004, approximately 83.6% of our debt bears interest at fixed rates and has a weighted average maturity of 6.3 years and a weighted average coupon rate of 6.68%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. If coupon interest rate changed 100 basis points (1%), the effect on the fair value of our fixed-rate debt would be approximately $53.6 million. The remainder of our debt bears interest at variable rates with a weighted average maturity of 3.2 years and a weighted average coupon rate of 2.74%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. If coupon interest rate increased 100 basis points (1%), the annual effect would be an increase in interest expense of approximately $1.5 million, based on the outstanding balance of our floating rate debt net of cash and restricted cash at March 31, 2004. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2004. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 12, 2003, the Department of Toxics and Substance Control of the State of California (“DTSC”) notified the Company of an investigation of the Company, its general contractors, and subcontractors working for such general contractors, concerning the Mission Bay project. The investigation, which is ongoing, focuses on whether individuals and companies hauling soil within and from Mission Bay satisfied certain hazardous waste license/certification hauling requirements. The DTSC issued notices of violation, without fines or penalties, to the Company and one subcontractor on May 23, 2003, citing the subcontractor’s failure to qualify as a registered hazardous waste hauler. The Company is cooperating fully with the investigation. The Company does not anticipate that this investigation or any proceeding that may result from this investigation will have a material adverse impact on the Mission Bay project.

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

On December 13, 2000, the trial court denied petitioners’ request for a preliminary injunction in the Coastal Act Lawsuit. On January 11, 2001, petitioners appealed the trial court’s ruling, which resulted in the First District Court of Appeal (“First District”) enjoining any construction activity in the portion of the project within the coastal zone. This stay was dissolved on October 10, 2001, when the case was remanded to the trial court. On June 7, 2003, the trial court ruled in favor of the Company on the merits, denying the petitioners’ request for writ of mandate and for injunction. The petitioners subsequently filed a motion to stay construction in the coastal zone pending petitioners’ filing of an appeal of the trial court’s decision, which motion was granted on August 13, 2003. The petitioners then filed an appeal to the First District and sought and obtained a stay from that court pending resolution of the appeal. The appeal was fully briefed and a hearing was held on March 26, 2003. The First District issued its opinion affirming in full the San Francisco Superior Court finding in favor of the Company and dissolving the stay on April 11, 2003. Furthermore, on May 9, 2003, the First District denied the petitioners’ petition for rehearing. The petitioners filed a petition for review in the California Supreme Court on May 22, 2003. On July 23, 2003 the Supreme Court granted review, but on August 18, 2003, it denied petitioners’ request for a stay to prevent development of the project site. The case has been fully briefed, but a hearing date has not yet been set.

On March 26, 1999, the Coalition for Concerned Communities, Inc. et al. (the “Coalition”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations with respect to the West Bluffs project. On January 18, 2001, the Los Angeles Superior Court denied the Coalition’s petition and found in favor of the Company. On March 23, 2001, the Coalition filed a notice of appeal in the Second District Court of Appeal (“Second District”). On July 15, 2003, the Coalition filed a motion in the Second District to stop the development of the West Bluffs project until the final decision on the appeal, which motion was denied by the court on July 30, 2003. The Second District held a hearing on the merits on September 17, 2003 and submitted the matter. On March 17, 2003, the Second District vacated the submission and postponed rendering its decision. On May 19, 2003, the Coalition filed another motion in the Second District to stop the development of the West Bluffs project. On May 28, 2003, the Second District denied the Coalition’s motion. The Second District denied a subsequent stay request on August 19, 2003. On September 8, 2003, the Second District affirmed the trial’s court’s decision in favor of the Company. On October 20, 2003, the Coalition filed a petition for review in the California Supreme Court, which granted review on December 17, 2003. The review is limited to the issue of whether the Mello Roos Act affordable housing requirements apply to the West Bluffs project.

On July 16, 2003, three residents who live near the West Bluffs site filed a lawsuit in the Los Angeles Superior Court against the Company based upon a public easement theory. On August 26, 2003, the court denied plaintiffs’ motion for a preliminary injunction to stay development of the project. The Company has filed a motion for summary judgment, and a hearing on that motion is scheduled for May 2004. A non-binding mediation was held in April 2004, and trial is set to begin in August 2004.

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

Also see Note 8, “Commitments and Contingencies,” of the accompanying Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

See Exhibits Index.

(b)	Reports on Form 8-K

On February 19, 2004, the Company filed a current report on Form 8-K to report that it had issued a press release announcing its earnings for the year and quarter ended December 31, 2003, and to provide a copy of the press release, as well as certain supplementary and other financial information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2004	CATELLUS DEVELOPMENT CORPORATION

	By:	/s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President Chief Financial Officer Principal Financial Officer
Date: May 6, 2004
	By:	/s/ Edward F. Sham
Edward F. Sham Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.
3.1	Second Amended and Restated Bylaws of Catellus Development Corporation (“Catellus”), effective May 4, 2004

10.1	Amended and Restated Loan Agreement, dated as of March 8, 2004, by and among Catellus Finance 1, L.L.C., a Delaware limited liability company, LaSalle Bank National Association, f/k/a LaSalle National Bank, as trustee for the registered Holders of Prudential Mortgage Capital Company I, LLC, Commercial Mortgage Pass-Through Certificates, Series 1998-1, each of the certificateholders comprising all of the holders of Certificates as defined in that certain Trust and Servicing Agreement, dated as of November 11, 1998, The Prudential Insurance Company of America, a New Jersey corporation, and The Prudential Insurance Company of America, as Servicer, Prudential Asset Resources, Inc., as Subservicer under the Trust and Servicing Agreement.

EXECUTIVE COMPENSATION PLANS OR ARRANGEMENTS (Exhibits 10.2 – 10.3)

10.2	Description of Catellus Development Corporation Transition Incentive Plan

10.3	Description of Catellus Development Corporation Long-Term Incentive Plan

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.