Form 10-Q
period 2004-06-30
CATELLUS DEVELOPMENT CORP
filed 2004-08-09
CIK 1228862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2004

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

As of August 1, 2004, there were 103,028,193 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Properties	$2,553,387	$2,498,015
Less accumulated depreciation	(474,290)	(446,872)

	2,079,097	2,051,143
Other assets and deferred charges, net	290,681	292,312
Notes receivable, less allowance	94,743	119,202
Accounts receivable, less allowance	19,881	19,752
Assets held for sale	19,268	2,352
Restricted cash and investments	3,482	64,617
Cash and cash equivalents	40,644	45,931

Total	$2,547,796	$2,595,309

Liabilities and stockholders’ equity
Mortgage and other debt	$1,326,946	$1,378,054
Accounts payable and accrued expenses	120,738	157,036
Deferred credits and other liabilities	297,116	291,530
Liabilities associated with assets held for sale	19,403	2,296
Deferred income taxes	51,475	56,712

Total liabilities	1,815,678	1,885,628

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, 104,328 and 103,822 shares issued, and 103,028 and 102,724 shares outstanding at June 30, 2004 and December 31, 2003, respectively	1,044	1,039
Paid-in capital	499,593	489,143
Unearned value of restricted stock and restricted stock unit grants (1,300 and 1,098 shares at June 30, 2004 and December 31, 2003, respectively)	(22,536)	(22,720)
Accumulated earnings	254,017	242,219

Total stockholders’ equity	732,118	709,681

Total	$2,547,796	$2,595,309

See notes to condensed consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Rental revenue	$77,107	$73,067	$153,240	$145,958
Sales revenue	7,299	24,900	44,990	32,910
Management, development and other fees	758	4,863	2,457	6,947

	85,164	102,830	200,687	185,815

Costs and expenses
Property operating costs	(20,156)	(19,800)	(41,358)	(38,950)
Cost of sales	(4,874)	(20,281)	(27,964)	(23,253)
Selling, general and administrative expenses	(12,611)	(10,167)	(25,562)	(20,058)
Depreciation and amortization	(18,980)	(17,443)	(36,780)	(33,730)

	(56,621)	(67,691)	(131,664)	(115,991)

Operating income	28,543	35,139	69,023	69,824

Other income
Equity in earnings of operating joint ventures, net	2,379	2,136	4,793	4,659
Equity in earnings of development joint ventures, net	3,391	5,427	4,618	9,281
Gain on non-strategic asset sales	16,380	1,478	16,441	7,357
Interest income	2,461	1,796	5,238	3,713
Other	956	792	1,257	1,949

	25,567	11,629	32,347	26,959

Other expenses
Interest expense	(16,525)	(16,913)	(32,058)	(33,453)
REIT transition costs	(208)	(1,805)	(420)	(3,363)
Other	(1,819)	(196)	(2,249)	(196)

	(18,552)	(18,914)	(34,727)	(37,012)

Income before income taxes and discontinued operations	35,558	27,854	66,643	59,771
Income tax expense	(982)	(10,651)	(1,913)	(22,222)

Income from continuing operations	34,576	17,203	64,730	37,549

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	398	1,780	2,014	4,419
Income from discontinued operations	360	271	681	697

Net gain from discontinued operations	758	2,051	2,695	5,116

Net income	$35,334	$19,254	$67,425	$42,665

Income per share from continuing operations
Basic	$0.34	$0.17	$0.63	$0.38

Assuming dilution	$0.33	$0.17	$0.62	$0.37

Income per share from discontinued operations
Basic	$—	$0.03	$0.03	$0.05

Assuming dilution	$0.01	$0.02	$0.03	$0.05

Net income per share
Basic	$0.34	$0.20	$0.66	$0.43

Assuming dilution	$0.34	$0.19	$0.65	$0.42

Average number of common shares outstanding—basic	103,023	98,385	102,933	98,148

Average number of common shares outstanding—diluted	104,078	101,411	104,116	101,030

Dividends declared per share	$0.27	$—	$0.54	$—

See notes to condensed consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$67,425	$42,665

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,780	33,730
Deferred income tax (benefit) provision	(5,237)	274
Deferred gain recognized	(8,707)	(3,504)
Amortization of deferred loan fees and other costs	2,624	2,212
Equity in earnings of joint ventures	(9,411)	(13,940)
Gain on sales of investment property	(2,014)	(7,365)
Operating distributions from joint ventures	18,540	14,838
Cost of development property and non-strategic assets sold	47,056	34,640
Capital expenditures for development property	(33,119)	(45,047)
Other, net	2,888	(2,386)
Change in deferred credits and other liabilities	18,581	31,671
Change in other operating assets and liabilities	(30,128)	(28,238)

Net cash provided by operating activities	105,278	59,550

Cash flows from investing activities:
Property acquisitions	(3,316)	(78,672)
Capital expenditures for investment property	(100,110)	(67,161)
Tenant improvements	(3,042)	(3,531)
Reimbursable construction costs	2,313	(11,629)
Net proceeds from sale of investment property	9,649	27,800
Distributions from joint ventures	—	8,601
Contributions to joint ventures	(600)	(5,287)
Decrease in restricted cash and investments	61,135	2,529

Net cash used in investing activities	(33,971)	(127,350)

Cash flows from financing activities:
Borrowings	107,131	11,339
Repayment of borrowings	(132,025)	(28,168)
Dividends	(55,418)	—
Distributions to minority partners	—	(4,551)
Proceeds from issuance of common stock	3,718	18,439

Net cash used in financing activities	(76,594)	(2,941)

Net decrease in cash and cash equivalents	(5,287)	(70,741)
Cash and cash equivalents at beginning of period	45,931	274,927

Cash and cash equivalents at end of period	$40,644	$204,186

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$29,789	$31,850
Income taxes	$24,796	$40,547
Non-cash financing activities:
Debt forgiveness—property reconveyance/reduction	$(8,946)	$(5,095)

See notes to condensed consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 1. Description of Business

Catellus Development Corporation (together with its subsidiaries, “Catellus” or the “Company”; all references to Catellus or the Company mean the current Catellus or its predecessor, as applicable) owns and develops primarily industrial properties located in major markets in California, Illinois, Texas and Colorado, with recent expansion into Georgia and New Jersey. The Company operated as a fully taxable C-Corporation through December 31, 2003. At December 31, 2003, the Company reorganized its operations in order to operate as a real estate investment trust (“REIT”) commencing January 1, 2004 (see Note 11).

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

At June 30, 2004, the Company holds significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FIN 46-R. The Company’s significant variable interests are in the form of equity interests in three of its unconsolidated joint ventures:

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

The Company’s maximum exposure in the current financial statements as a result of its involvement with these variable interest entities is $18.1 million as of June 30, 2004.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for stock-based compensation

At June 30, 2004, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. All options when granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Subsequent modifications relating to the REIT conversion resulted in compensation expense of $0.5 million and $1.7 million for the three months and six months ended June 30, 2004, respectively (see Note 11). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net income, as reported	$35,334	$19,254	$67,425	$42,665
Add: Stock-based employee compensation expense included in reported net income	471	—	1,661	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2003	(367)	(1,206)	(749)	(2,620)

Pro forma net income	$35,438	$18,048	$68,337	$40,045

Earnings per share:
Basic—as reported	$0.34	$0.20	$0.66	$0.43

Basic—pro forma	$0.34	$0.18	$0.66	$0.41

Diluted—as reported	$0.34	$0.19	$0.65	$0.42

Diluted— pro forma	$0.34	$0.18	$0.66	$0.40

During the first quarter of 2004, the Compensation and Benefits Committee of the Company’s Board of Directors established two performance-based executive award plans under the Company’s 2003 Performance Award Plan: the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). The awards granted are non-voting units of measurement (“Performance Units”) that are deemed to represent one share of the Company’s common stock. The Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of the Company’s common stock. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. TIP awards vest no sooner than December 31, 2004 if at least 50% of defined performance targets have been achieved and certain time vesting requirements are met and are payable in the Company’s common stock. LTIP awards vest at December 31, 2006 if the Company’s total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. Awards under the LTIP are payable 50% in the Company’s common stock and 50% in cash.

At June 30, 2004, 355,874 performance units have been awarded under both plans and as required by APB 25 the Company has recognized $1.3 million and $2.6 million as compensation expense during the three and six months ended June 30, 2004, respectively, with the corresponding liability recorded in “Deferred Credits and Other Liabilities” in the accompanying condensed consolidated balance sheet. TIP performance is based on the Company’s current estimate of achievement dates. LTIP performance is measured on actual results as of June 30, 2004.

The Company expenses dividends paid on restricted stock and restricted stock units. For the three and six months ended June 30, 2004, dividends paid were $0.3 million and $0.7 million, respectively.

Income Taxes

The Company has restructured to operate as a REIT effective January 1, 2004. In general, a corporation that elects REIT status and distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to federal income taxation to the extent it distributes its taxable income. The Company is operating so as to qualify as a REIT beginning January 1, 2004, including paying at least 90% of REIT taxable income to shareholders in 2004 and subsequent years.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of restructuring operations of the Company to qualify as a REIT, subsidiaries have been created (subject to certain size limitations) that qualify as Taxable REIT Subsidiaries (“TRS”) and will be subject to federal and state income taxes. Accordingly, the Company will still be liable for federal and state taxes with respect to income earned in the TRS. As a result of this future tax liability, certain assets of the TRS carry temporary differences between book and tax amounts that are reflected as net deferred tax liabilities at the TRS and in the consolidated balance sheet. In addition, our 1999 and later federal and state tax returns are still open with certain returns currently under audit, which may result in additional taxes with respect to these prior years. Also, a majority of the Company’s assets owned in the REIT as of December 31, 2003 had values in excess of tax basis (“built-in-gain”) of approximately $1.7 billion. Under the REIT rules, the Company is liable for the tax on this built-in-gain if it is realized in a taxable transaction (as for example by sale of the asset) before January 1, 2014. The Company believes that it will pay taxes on built-in-gains on certain of the Company’s assets in the event the Company cannot effectuate a tax-free exchange. Lastly, the Company expects that once certain tasks are completed, certain of the Company’s assets not currently in the TRS will later be contributed to the TRS and carry temporary differences between book and tax amounts.

In order to qualify as a REIT, among other things, the Company was required to distribute its accumulated earnings and profits (“E&P”) to the Company’s stockholders in one or more taxable dividends prior to the end of the first full taxable year for which the REIT election is effective. In order to meet the required distribution of accumulated E&P, the Company made distributions of $128 million in cash and 10.7 million shares of Catellus stock valued at $252 million in the fourth quarter of 2003. The amount of the distributions was based, in part, upon the estimated amount of accumulated E&P at year-end 2003. Although the Company believes that the distributions were sufficient to eliminate all of its accumulated E&P, to the extent that they were not, the Company will make an additional taxable distribution (in the form of cash and/or securities) prior to the end of 2004, its first taxable year as a REIT.

Income tax (expense) benefit for the six months ended June 30, 2004 was generated only by our TRS. Our TRS income before income taxes was $4.8 million with an effective overall rate of 40.08%.

Income tax (expense) benefit on consolidated income from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Current	$(2,120)	$(7,405)	$(7,150)	$(21,948)
Deferred	1,138	(3,246)	5,237	(274)

Total	$(982)	$(10,651)	$(1,913)	$(22,222)

Non – strategic asset sales

The Company’s sales of non-strategic assets are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Sales	$16,434	$1,735	$16,497	$7,938
Cost of sales	(54)	(257)	(56)	(581)

Gain	$16,380	$1,478	$16,441	$7,357

During the second quarter 2004, the company sold substantially all of its remaining desert properties for $16.4 million.

Note 3. Restricted Cash and Investments

Of the total restricted cash and investments of $3.5 million at June 30, 2004, and $64.6 million at December 31, 2003, $2.8 million and $38.1 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis. Approximately $0.7 million and $23.1 million at June 30, 2004 and December 31, 2003, respectively, represent funds held in pledge accounts at a bank until certain loan collateral pool requirements are met. These requirements were met in 2004 and the restricted cash of $23.1 million was released accordingly and paid down debt. In addition, restricted investments of $3.4 million at December 31, 2003, represented certificates of deposits used to guarantee lease performance; this $3.4 million of restricted cash was released in April 2004.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Income Per Share

Income from continuing and discontinued operations per share of common stock applicable to common stockholders is computed by dividing respective income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities). Prior year’s shares have been increased as a result of a stock dividend in the fourth quarter of 2003.

	Three Months Ended June 30,
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$34,576	103,023	$0.34	$17,203	98,385	$0.17

Effect of dilutive securities:
Stock options	—	699		—	3,026
Restricted stock and restricted stock units	—	350		—	—
Other compensation incentive plans	—	6		—	—

Income from continuing operations assuming dilution	$34,576	104,078	$0.33	$17,203	101,411	$0.17

Net gain from discontinued operations	$758	103,023	$—	$2,051	98,385	$0.03

Effect of dilutive securities:
Stock options	—	699		—	3,026
Restricted stock and restricted stock units	—	350		—	—
Other compensation incentive plans	—	6		—	—

Net gain from discontinued operations assuming dilution	$758	104,078	$0.01	$2,051	101,411	$0.02

Net income	$35,334	103,023	$0.34	$19,254	98,385	$0.20

Effect of dilutive securities:
Stock options	—	699		—	3,026
Restricted stock and restricted stock units	—	350		—	—
Other compensation incentive plans	—	6		—	—

Net income assuming dilution	$35,334	104,078	$0.34	$19,254	101,411	$0.19

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months Ended June 30,
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$64,730	102,933	$0.63	$37,549	98,148	$0.38

Effect of dilutive securities:
Stock options	—	780		—	2,882
Restricted stock and restricted stock units	—	396		—	—
Other compensation incentive plans	—	7		—	—

Income from continuing operations assuming dilution	$64,730	104,116	$0.62	$37,549	101,030	$0.37

Net gain from discontinued operations	$2,695	102,933	$0.03	$5,116	98,148	$0.05

Effect of dilutive securities:
Stock options	—	780		—	2,882
Restricted stock and restricted stock units	—	396		—	—
Other compensation incentive plans	—	7		—	—

Net gain from discontinued operations assuming dilution	$2,695	104,116	$0.03	$5,116	101,030	$0.05

Net income	$67,425	102,933	$0.66	$42,665	98,148	$0.43

Effect of dilutive securities:
Stock options	—	780		—	2,882
Restricted stock and restricted stock units	—	396		—	—
Other compensation incentive plans	—	7		—	—

Net income assuming dilution	$67,425	104,116	$0.65	$42,665	101,030	$0.42

Note 5. Mortgage and Other Debt

Mortgage and other debt at June 30, 2004 and December 31, 2003, are summarized as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Fixed rate mortgage loans	$1,094,476	$1,051,004
Floating rate mortgage loans	118,172	139,223
Assessment district bonds	63,788	63,802
Construction loans	50,000	54,220
Revolving credit facility	—	50,000
Other loans	510	19,805

Mortgage and other debt	1,326,946	1,378,054
Liabilities of assets held for sale:
Floating rate mortgage loans	19,186	2,071
Assessment district bonds	139	—

Total mortgage and other debt	$1,346,271	$1,380,125

Due within one year	$96,300	$97,968

During the first six months of 2004, the Company closed a $75.0 million fixed rate mortgage loan bearing interest at 5.96% (6.38% effective rate considering financing costs) with a 25-year amortization schedule and maturity in November 2008. The loan is collateralized by certain of the Company’s operating properties and by an assignment of rents generated by the underlying properties and has a prepayment penalty if paid prior to maturity.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest costs relating to mortgage and other debt for the three and six months ended June 30, 2004 and 2003, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Total interest incurred	$21,443	$21,772	$43,017	$43,711
Interest capitalized	(4,751)	(4,608)	(10,572)	(9,726)

Interest expensed	16,692	17,164	32,445	33,985
Less discontinued operations	(167)	(251)	(387)	(532)

Interest expense from continuing operations	$16,525	$16,913	$32,058	$33,453

Note 6. Property

Book value by property type consists of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Rental properties:
Industrial buildings	$1,288,020	$1,202,788
Office buildings	390,631	386,438
Retail buildings	97,574	99,198
Ground leases and other	173,275	169,127
Investment in operating joint ventures	(19,580)	(19,876)

	1,929,920	1,837,675

Developable properties:
Commercial	145,579	165,199
Residential	77,917	59,914
Urban	286,634	263,385
Investment in development joint ventures	47,672	54,467

	557,802	542,965

Work-in-process:
Commercial	33,027	75,458
Urban	11,797	12,759

	44,824	88,217

Furniture, fixtures and equipment	20,133	28,434
Other	708	724

Gross book value	2,553,387	2,498,015
Accumulated depreciation	(474,290)	(446,872)

Net book value	$2,079,097	$2,051,143

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Segment Reporting

The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business between long-term operations and those which the Company intends to transition out of over the next several years and before the adjustments for discontinued operations. The Company has two reportable segments: Core Segment, and Urban, Residential and Other Segment (“URO”). Core Segment includes (1) the management and leasing of the Company’s rental portfolio, (2) commercial development activities, which focuses primarily on acquiring and developing suburban commercial business parks for the Company’s own rental portfolio and selling land and/or buildings that the Company has developed to users and other parties; and (3) select land development opportunities where the Company can utilize its land development skills with minimal capital investment. URO includes the remaining residential projects, urban development activities and desert land sales, which the Company intends to transition out of over time, and REIT transition costs.

Inter-segment gains and losses are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by reportable segment is as follows:

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended June 30, 2004
Revenue
Rental revenue	$78,011	$—	$78,011	$(904)	$77,107
Sales revenue	10,980	2,691	13,671	(6,372)	7,299
Management, development and other fees	542	216	758	—	758

	89,533	2,907	92,440	(7,276)	85,164

Costs and expenses
Property operating costs	(20,283)	—	(20,283)	127	(20,156)
Cost of sales	(8,311)	(2,537)	(10,848)	5,974	(4,874)
Selling, general and administrative expenses	(7,247)	(5,364)	(12,611)	—	(12,611)
Depreciation and amortization	(18,957)	(273)	(19,230)	250	(18,980)

	(54,798)	(8,174)	(62,972)	6,351	(56,621)

Operating income (loss)	34,735	(5,267)	29,468	(925)	28,543

Other income
Equity in earnings of operating joint ventures, net	2,379	—	2,379	—	2,379
Equity in earnings of development joint ventures, net	—	3,391	3,391	—	3,391
Gain on non-strategic asset sales	—	16,380	16,380	—	16,380
Interest income	1,813	648	2,461	—	2,461
Other	(18)	974	956	—	956

	4,174	21,393	25,567	—	25,567

Other expenses
Interest expense	(16,692)	—	(16,692)	167	(16,525)
REIT transition costs	—	(208)	(208)	—	(208)
Other	(731)	(1,088)	(1,819)	—	(1,819)

	(17,423)	(1,296)	(18,719)	167	(18,552)

Income before income taxes and discontinued operations	21,486	14,830	36,316	(758)	35,558
Income taxes	(553)	(429)	(982)	—	(982)

Income from continuing operations	20,933	14,401	35,334	(758)	34,576

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	398	398
Income from discontinued operations	—	—	—	360	360

Net gain from discontinued operations	—	—	—	758	758

Net income	$20,933	$14,401	$35,334	$—	$35,334

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended June 30, 2003
Revenue
Rental revenue	$74,455	$—	$74,455	$(1,388)	$73,067
Sales revenue	28,110	590	28,700	(3,800)	24,900
Management, development and other fees	3,075	1,788	4,863	—	4,863

	105,640	2,378	108,018	(5,188)	102,830

Costs and expenses
Property operating costs	(20,191)	—	(20,191)	391	(19,800)
Cost of sales	(20,780)	(334)	(21,114)	833	(20,281)
Selling, general and administrative expenses	(7,002)	(3,165)	(10,167)	—	(10,167)
Depreciation and amortization	(17,484)	(254)	(17,738)	295	(17,443)

	(65,457)	(3,753)	(69,210)	1,519	(67,691)

Operating income (loss)	40,183	(1,375)	38,808	(3,669)	35,139

Other income
Equity in earnings of operating joint ventures, net	2,136	—	2,136	—	2,136
Equity in earnings of development joint ventures, net	—	5,427	5,427	—	5,427
Gain on non-strategic asset sales	—	1,478	1,478	—	1,478
Interest income	700	1,096	1,796	—	1,796
Other	858	(66)	792	—	792

	3,694	7,935	11,629	—	11,629

Other expenses
Interest expense	(17,164)	—	(17,164)	251	(16,913)
REIT transition costs	—	(1,805)	(1,805)	—	(1,805)
Other	(333)	137	(196)	—	(196)

	(17,497)	(1,668)	(19,165)	251	(18,914)

Income before income taxes and discontinued operations	26,380	4,892	31,272	(3,418)	27,854
Income taxes	(10,061)	(1,957)	(12,018)	1,367	(10,651)

Income from continuing operations	16,319	2,935	19,254	(2,051)	17,203

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	1,780	1,780
Income from discontinued operations	—	—	—	271	271

Net gain from discontinued operations	—	—	—	2,051	2,051

Net income	$16,319	$2,935	$19,254	$—	$19,254

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Six months Ended June 30, 2004
Revenue
Rental revenue	$155,176	$—	$155,176	$(1,936)	$153,240
Sales revenue	41,564	13,348	54,912	(9,922)	44,990
Management, development and other fees	1,526	931	2,457	—	2,457

	198,266	14,279	212,545	(11,858)	200,687

Costs and expenses
Property operating costs	(41,699)	—	(41,699)	341	(41,358)
Cost of sales	(23,167)	(12,705)	(35,872)	7,908	(27,964)
Selling, general and administrative expenses	(13,887)	(11,675)	(25,562)	—	(25,562)
Depreciation and amortization	(36,734)	(573)	(37,307)	527	(36,780)

	(115,487)	(24,953)	(140,440)	8,776	(131,664)

Operating income (loss)	82,779	(10,674)	72,105	(3,082)	69,023

Other income
Equity in earnings of operating joint ventures, net	4,793	—	4,793	—	4,793
Equity in earnings of development joint ventures, net	—	4,618	4,618	—	4,618
Gain on non-strategic asset sales	—	16,441	16,441	—	16,441
Interest income	4,188	1,050	5,238	—	5,238
Other	266	991	1,257	—	1,257

	9,247	23,100	32,347	—	32,347

Other expenses
Interest expense	(32,445)	—	(32,445)	387	(32,058)
REIT transition costs	—	(420)	(420)	—	(420)
Other	(749)	(1,500)	(2,249)	—	(2,249)

	(33,194)	(1,920)	(35,114)	387	(34,727)

Income before income taxes and discontinued operations	58,832	10,506	69,338	(2,695)	66,643
Income taxes	(5,885)	3,972	(1,913)	—	(1,913)

Income from continuing operations	52,947	14,478	67,425	(2,695)	64,730

Discontinued operations, net of tax:
Gain from disposal of discontinued operations				2,014	2,014
Income from discontinued operations	—	—	—	681	681

Net gain from discontinued operations	—	—	—	2,695	2,695

Net income	$52,947	$14,478	$67,425	$—	$67,425

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Six Months Ended June 30, 2003
Revenue
Rental revenue	$149,183	$—	$149,183	$(3,225)	$145,958
Sales revenue	56,510	4,602	61,112	(28,202)	32,910
Management, development and other fees	3,904	3,043	6,947	—	6,947

	209,597	7,645	217,242	(31,427)	185,815

Costs and expenses
Property operating costs	(39,780)	—	(39,780)	830	(38,950)
Cost of sales	(43,125)	(965)	(44,090)	20,837	(23,253)
Selling, general and administrative expenses	(13,758)	(6,300)	(20,058)	—	(20,058)
Depreciation and amortization	(33,887)	(550)	(34,437)	707	(33,730)

	(130,550)	(7,815)	(138,365)	22,374	(115,991)

Operating income (loss)	79,047	(170)	78,877	(9,053)	69,824

Other income
Equity in earnings of operating joint ventures, net	4,659	—	4,659	—	4,659
Equity in earnings of development joint ventures, net	—	9,281	9,281	—	9,281
Gain on non-strategic asset sales	—	7,357	7,357	—	7,357
Interest income	1,512	2,206	3,718	(5)	3,713
Other	1,949	—	1,949	—	1,949

	8,120	18,844	26,964	(5)	26,959

Other expenses
Interest expense	(33,985)	—	(33,985)	532	(33,453)
REIT transition costs	—	(3,363)	(3,363)	—	(3,363)
Other	(333)	137	(196)	—	(196)

	(34,318)	(3,226)	(37,544)	532	(37,012)

Income before income taxes and discontinued operations	52,849	15,448	68,297	(8,526)	59,771
Income taxes	(19,453)	(6,179)	(25,632)	3,410	(22,222)

Income from continuing operations	33,396	9,269	42,665	(5,116)	37,549

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	4,419	4,419
Income from discontinued operations	—	—	—	697	697

Net gain from discontinued operations	—	—	—	5,116	5,116

Net income	$33,396	$9,269	$42,665	$—	$42,665

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Commitments and Contingencies

The Company has surety bonds and standby letters of credit related to various development projects, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These surety bonds, standby letters of credit, guarantees and capital contribution commitments as of June 30, 2004, are summarized in the following categories (in thousands):

Off-balance sheet liabilities:
Surety bonds	$216,847
Standby letters of credit	49,871
Debt service guarantees	74,780
Contribution commitments	7,773

Sub-total	349,271
Liabilities included in balance sheet:
Standby letters of credit	10,836

Total	$360,107

Surety bonds are used to guarantee the construction of infrastructure and public improvements as a requirement of entitlement. Surety bonds are commonly required by public agencies from real estate developers, are renewable, and expire upon completion of the required improvements. The typical development period of the Company’s development projects is approximately one to three years. An example of the type of event that would require the Company to perform under these surety bonds would be the failure of the Company to construct or complete the required improvements. At June 30, 2004, the Company has not been required to fund any of the surety bonds.

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are similar in nature and term as the surety bonds described above. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements; these financial standby letters of credit are scheduled to expire between December 2005 and June 2006. As of June 30, 2004, the Company has a total of $60.7 million in these standby letters of credit; $49.9 million of the total is off-balance sheet ($46.3 million in financial letters of credit and $3.6 million in performance letters of credit). The remaining $10.8 million are related to obligations that are reflected in “Mortgage and other debt” in the Company’s condensed consolidated balance sheet; these $10.8 million of letters of credit were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $49.9 million in letters of credit that are related to non-balance sheet items. When the assessment districts are consolidated, the balance sheet is fully consolidated, so there are several corresponding debits, the most significant of which is the associated improvements. An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At June 30, 2004, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for certain of its unconsolidated joint ventures. At June 30, 2004, based on the joint ventures’ outstanding balance, these debt guarantees totaled $74.8 million. These debt service guarantees are scheduled to expire between September 2004 and September 2005. These debt service guarantees are typical business arrangements commonly required of real estate developers. An example of the types of events that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At June 30, 2004, the Company has not been required to satisfy any amounts under these debt service guarantees.

The Company is required to make additional capital contributions to six of its unconsolidated joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls. The Company agreed with two unconsolidated joint ventures, Serrano Associates, LLC and SAMS Venture, LLC, to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of June 30, 2004, the Company cumulatively contributed $20.0 million to Serrano Associates, LLC, as additional contributions, and $0.2 million as additional contributions to the SAMS Venture, LLC. The Company is also required to make additional capital contributions to another four of its unconsolidated joint ventures should additional capital contributions be necessary (see chart below).

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Contribution Committed	Remaining Contribution Commitment
	(In thousands)
Talega Village, LLC	$14,000	$4,570
Parkway Company, LLC	38,000	2,530
Third and King Investors, LLC	25,000	68
Bergstrom Partners, L.P.	1,000	605

	$78,000	$7,773

As of June 30, 2004, the Company does not expect to fund any significant capital contributions beyond the maximum capital requirements.

Generally, any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

In addition to the contingent liabilities summarized in the tables above, the Company also has the following contingencies:

As of June 30, 2004, $163.3 million of Community Facility District bonds were sold to finance public infrastructure improvements at several Company projects. The Company provided letters of credit totaling $40.5 million in support of some of these bonds. The $40.5 million is included in the standby letters of credit and surety bonds amounts disclosed above. The Company is required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the projects are insufficient. As of June 30, 2004, the Company does not expect to be required to satisfy any shortfall in annual debt service obligation for these bonds other than through its payment of normal property and special district taxes.

The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages and the substantial legal defenses available, however, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company. Where appropriate, the Company has established reserves for potential liabilities related to legal actions or threatened legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time.

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

At June 30, 2004, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $2.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $8.8 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the six months ended June 30, 2004, totaled $1.9 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Related Party Transactions

The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees recognized were $0.3 million and $1.2 million for the three and six months ended June 30, 2004, respectively, primarily from Third and King Investors, LLC and SAMS Venture, LLC. Fees recognized were $1.9 million and $3.3 million for the three and six months ended June 30, 2003, respectively, of which $1.6 million and $2.8 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek LLC, Serrano Associates, LLC, and Talega Village, LLC. Deferred fees of $1.0 million primarily from Serrano Associates, LLC, Third and King Investors, LLC, and Bergstrom Partners, L.P. at June 30, 2004, will be recognized as completed projects are sold or the venture is sold or liquidated. In September 2003, the Company sold its investment interest in Traer Creek LLC. A provision in the sales agreement allowed for a discount on the purchase price of $1 million depending on the buyer’s timing of payment of the note. Thus the Company deferred a gain of $5.4 million at December 31, 2003, which was subsequently fully recognized in January 2004 upon the buyer’s full payment of the note.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent and reimbursable payments of $1.3 million and $0.9 million were received and recognized as rental income during each of the three months ended June 30, 2004 and 2003, respectively, and $2.5 million and $1.8 million in each of the six months ended June 30, 2004 and 2003. Rent payments of $1.3 million of previously received rent were deferred at June 30, 2004, and will be recognized, together with annual rents, over the life of the lease.

The Company has a $4.4 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the joint venture and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 for each of the three-month periods ended June 30, 2004 and 2003 and $68,000 for each of the six-month periods ended June 30, 2004 and 2003; this lease will expire in November 2011. As lessor, the Company entered into a ground lease with this joint venture, which will expire in August 2054. The Company earned rental income of $0.1 million for each of the three-month periods ended June 30, 2004 and 2003, and $0.2 million for each of the six-month periods ended June 30, 2004 and 2003, and has recorded a $2.4 million receivable and a $0.9 million reserve associated with this lease.

In January 2004, the Company sold its 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to an entity whose principal was a former Company employee.

In June 2004, the Company sold a small parcel of land to SAMS Venture, LLC for $0.7 million for a $0.1 million gain, of which 50% was deferred.

Note 10. Discontinued Operations

In general, sales of rental property are classified as discontinued operations. Therefore, income or loss attributed to the operations and sale of rental property sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the period up to June 30, 2004. Additionally, all periods presented will likely require further reclassification in future periods as additional sales of rental properties occur.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued operations activities for the three and six months ended June 30, 2004 and 2003, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Gain from disposal of discontinued operations
Sales revenue	$6,372	$3,800	$9,922	$28,202
Cost of sales	(5,974)	(833)	(7,908)	(20,837)

	398	2,967	2,014	7,365
Income tax expense	—	(1,187)	—	(2,946)

Net gain	$398	$1,780	$2,014	$4,419

Rental Revenue	$904	$1,388	$1,936	$3,225

Income from discontinued operations	$360	$451	$681	$1,161
Income tax expense	—	(180)	—	(464)

Net income	$360	$271	$681	$697

Asset and liability balances of rental properties under contract to be sold at June 30, 2004 and December 31, 2003, consist of the following:

	June 30,2004	December 31,2003
	(In thousands)
Assets
Properties	$20,440	$5,806
Accumulated depreciation	(4,113)	(3,589)

Net	16,327	2,217
Other assets	2,941	135

Total assets	19,268	2,352

Liabilities
Mortgage and other debt	(19,325)	(2,071)
Payables	(47)	(108)
Other liabilities	(31)	(117)

Total liabilities	(19,403)	(2,296)

Net (liabilities) assets	$(135)	$56

Note 11. REIT Conversion

On January 5, 2004, the Company announced that it had completed the restructuring of its operations to qualify as a REIT and began operating as a REIT as of January 1, 2004. The REIT conversion had the following effects on the financial statements as of or for the three and six months ended June 30, 2004 and 2003:

•	a cash dividend of $0.27 per common share for the fourth quarter 2003 was paid on January 15, 2004, a first quarter 2004 cash dividend of $0.27 per common share was paid on April 15, 2004, and a second quarter 2004 cash dividend of $0.27 per common share was declared on May 5, 2004 and paid on July 15, 2004 to stockholders of record at the close of business on June 28, 2004. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control,

•	conversion and related restructuring costs of $0.2 million and $1.8 million were paid to third parties during the three months ended June 30, 2004 and 2003, respectively, and $0.4 million and $3.4 million during the six months ended June, 30, 2004 and 2003, respectively,

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	amortization of costs, for the three and six months ended June 30, 2004, associated with the 2003 stock option exchange offer, which includes the costs for the restricted stock and restricted stock units, was $2.5 million and $5.0 million, respectively (the total of such cost will be amortized over three years until December 31, 2006), and compensation expenses of $0.5 million and $1.7 million, respectively, was recognized as a result of the required variable accounting treatment for options that remained outstanding upon the expiration of the exchange offer program on October 29, 2003 (the total of such expense will be amortized over the remaining vesting period of the options).

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

Our rental portfolio provides a relatively consistent source of earnings and our development activities provide cash flow through sales of land or the conversion of our developable land to property that is either added to our portfolio or sold to tenants, developers, investors, or other interested parties. We invest in new land to ensure our potential for growth. As of June 30, 2004, we owned 41.4 million square feet of commercial rental properties, of which approximately 90.3% is industrial space. Our industrial rental portfolio is geographically diverse, located in major transportation corridors and distribution centers such as Southern California, Chicago, Dallas, Atlanta, and planned expansion into New Jersey. The majority of our rental portfolio is of newer construction and leased to diverse, high quality tenants through long-term leases with staggered lease expirations.

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

Real estate is stated at cost and impairments are evaluated using the methodology described as follows: (a) for operating properties and properties held for development a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling price, less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on projected discounted cash flows, using an estimated market discount rate; these discounted cash flows are also probability weighted. When performing the impairment review, we consider capitalized interest and other expenses as costs of development in costs projections; value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

Capitalization of costs

We capitalize direct construction and development costs, including predevelopment costs, property taxes, insurance, and certain indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. Interest is capitalized in accordance with FAS 34 (i.e. interest costs incurred during construction/development periods to get the assets ready for their intended use.) Costs previously capitalized related to any abandoned sales or acquisitions opportunities are written off. Should development activity decrease, a portion of interest, property taxes, insurance, and certain general and administrative costs would no longer be eligible for capitalization and would be expensed as incurred.

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

We are a party to a number of legal actions arising in the ordinary course of business. We cannot predict with certainty the final outcome of the proceedings. Where appropriate, we have established reserves for potential liabilities related to legal actions or threatened legal actions. Environmental and legal reserves are established based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time. Should the circumstances affecting these estimates change significantly, a material expense may be recognized.

Income taxes

We began operating as a REIT effective January 1, 2004 under Sections 856 through 860 of the Internal Revenue Code. In order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on net income that we distribute currently to our stockholders. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through our TRS.

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

General

Business Segment Descriptions:

Our reportable segments are based on our method of internal reporting, which disaggregates our business between long-term operations and those which we intend to transition out of over the next several years and before the adjustments for discontinued operations. We have two reportable segments: Core Segment, and Urban, Residential and Other Segment (“URO”). Core Segment includes (1) the management and leasing of our rental portfolio, (2) commercial development activities, which focuses on acquiring and developing suburban commercial business parks for our own rental portfolio and selling land and/or buildings that we have developed to users and other parties; and (3) select land development opportunities where we can utilize our land development skills with minimal capital investment. URO includes the remaining residential projects, urban development activities and desert land sales, which we intend to transition out of over time, and REIT transition costs.

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

Property Portfolio

Rental Portfolio

Our rental portfolio is comprised of commercial rental property, ground leases and other properties, and interests in several joint ventures. We own 41.4 million square feet of commercial rental property of which 90.3% is industrial, 7.5% is office, and 2.2% is retail. The following table summarizes the rental portfolio by square feet by state as of June 30, 2004:

Rental portfolio by state:

Square Feet by State—As of June 30, 2004

(in thousands, except for %’s)

	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
Southern California	14,390	34.9%	524	1.2%	216	0.5%	15,130	36.6%
Northern California	5,773	13.9%	807	2.0%	481	1.2%	7,061	17.1%
Illinois	6,385	15.5%	591	1.4%	—	0.0%	6,976	16.9%
Texas	3,264	7.9%	869	2.1%	—	0.0%	4,133	10.0%
Colorado	2,353	5.7%	273	0.7%	100	0.2%	2,726	6.6%
Arizona	1,123	2.7%	—	0.0%	74	0.2%	1,197	2.9%
Georgia	980	2.4%	—	0.0%	—	0.0%	980	2.4%
Ohio	966	2.3%	—	0.0%	—	0.0%	966	2.3%
Oregon	545	1.3%	57	0.1%	37	0.1%	639	1.5%
Kentucky	549	1.3%	—	0.0%	—	0.0%	549	1.3%
Maryland	471	1.1%	—	0.0%	—	0.0%	471	1.1%
Kansas	293	0.7%	—	0.0%	—	0.0%	293	0.7%
Virginia	252	0.6%	—	0.0%	—	0.0%	252	0.6%

Total	37,344	90.3%	3,121	7.5%	908	2.2%	41,373	100.0%

The following table summarizes the rental revenue less operating costs by property type for the three and six months of June 30, 2004 and 2003:

Rental revenue less property operating costs by property type:

	Rental Revenue Less Property Operating Costs(1) Three Months Ended June 30,		Rental Revenue Less Property Operating Costs(1) Six Months Ended June 30,
	2004	2003	2004	2003
Rental Portfolio
Industrial	$37,231	$33,788	$72,826	$67,624
Office	10,532	10,487	20,859	21,427
Retail	2,302	2,805	4,931	5,665
Ground leases and other properties	7,663	7,184	14,861	14,687

Rental revenue less property operating costs	57,728	54,264	113,477	109,403
Equity in earnings of operating joint ventures	2,379	2,136	4,793	4,659

Subtotal	60,107	56,400	118,270	114,062
Less: Discontinued operations	(777)	(997)	(1,595)	(2,395)

Total rental revenue less property operating costs	$59,330	$55,403	$116,675	$111,667

(1)	Rental revenue less property operating costs includes equity in earnings of operating joint ventures.

Core Segment Developable Land Inventory

Our existing Core Segment developable land can support an estimated 30.1 million square feet of new commercial development based upon current entitlements. For the three and six months ended June 30, 2004, we invested approximately $3.4 million and $13.9 million, respectively, in the acquisition of land capable of supporting approximately 2.0 million square feet of commercial development in Austin, TX. For the six months ended June 30, 2004, the acquisition included 649,000 square feet that were immediately sold to final users.

The following table summarizes the building development potential of our Core Segment developable land inventory as of June 30, 2004:

Project Name (1)	City/Location	June 30, 2004
		Square feet (In thousands)
Southern California
Kaiser Commerce Center	San Bernardino County	1,165
Crossroads Business Park	Ontario	2,016
Rancho Pacific Distribution Centre	Rancho Cucamonga	312
San Bernardino	San Bernardino	865
Pacific Center	Anaheim	44

Subtotal Southern Calif.		4,402

Northern California
Pacific Commons	Fremont	1,566
Duck Creek	Stockton	2,000
Spreckels Business Park	Manteca	586

Subtotal Northern Calif.		4,152

Subtotal California		8,554

Illinois
Minooka	Minooka	5,097
Internationale Centre	Woodridge	858
Joliet	Joliet	403

Subtotal Illinois		6,358

Texas
Hobby Business Park	Houston	1,529
Gateway Corporate Center	Coppell	1,120
Stellar Way Business Park	Grand Prairie	814
Gateway East Business Park	Garland	763
Plano	Plano	403
Ft. Worth	Ft. Worth	104

Subtotal Texas		4,733

Other
Eastgate	Aurora, CO	4,000
Stapleton Business Park	Denver, CO	290
South Shore Corp. Park	Gresham/Portland, OR	707
Circle Point Corporate Center	Westminster, CO	247
Cedar Grove Business Park	Louisville, KY	483
Douglas Hill Business Park	Atlanta, GA	778
Quakertown	Milford, Bucks County, PA	1,336

Subtotal Other		7,841

Subtotal Outside of California		18,932

Total Owned Land		27,486

Option/Controlled Land
Alameda (FISC)	Alameda, CA	1,300
Prairie Glen Corporate Campus	Glenview, IL	256
Minooka	Minooka, IL	1,070

Total Inventory		30,112

(1)	All entitled, except for 1,327 square feet included in Crossroads Business Park for which entitlement is in progress.

Suburban Residential Land Inventory

The table below summarizes our residential land portfolio as of June 30, 2004:

	Ownership Interest	Lots/Units at June 30, 2004
Northern California
Alameda (1)	100%	334
Serrano, Sacramento (2)	50%	998
Parkway, Sacramento (multi-family)	50%	418
Bayport, Alameda	33%	151

		1,901

Southern California
West Bluffs, Playa del Rey (3)	100%	114
Oceanside(4)		—

		114

Total		2,015

(1)	Of the 334 lots, we own 39 and have the option to purchase 295 lots.
(2)	Of the 998 lots, 60 lots are currently under contract to be sold.
(3)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act.
(4)	Represents 5 city blocks, therefore lot inventory not included.

Urban Land Inventory

Our existing entitled Urban land inventory can support an estimated 10.8 million square feet of new development, 3,111 residential units, and a 500-room hotel. The chart below summarizes the estimated development potential of our current Urban land inventory as of June 30, 2004:

	Office	Retail	Residential	Hotel
	(Net Rentable Sq. Ft. in thousands)		(Units)	(Rooms)
Mission Bay (San Francisco, California)	4,537	235	3,111	500
Union Station (Los Angeles, California)	4,853	675	—	—
Santa Fe Depot (San Diego, California)	440	100	—	—

Total	9,830	1,010	3,111	500

As of June 30, 2004, 4.86 acres of Urban land is currently under contract to be sold in 2004 and 2005, which is capable of supporting the development of 198 condominium units from the Mission Bay project and 440,000 square feet of office space from the Santa Fe Depot project.

Other Land Holdings

As of June 30, 2004, we own approximately 7,100 acres of land in the Southern California desert after the land sale during the current quarter. The ownership of these desert properties is the result of historical land grants to our railroad predecessors. Because of its location, lack of contiguity among parcels, and other factors, much of this land currently is not suitable for traditional development activities. Substantially, all of the 7,100 acres of remaining desert properties are projected to be sold by the end of third quarter of 2004.

Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Below is a summary of net income by segment and FFO for the Three Months Ended June 30, 2004:

	Core	URO	Total(a)
		(In thousands)
Revenue
Rental revenue	$78,011	$—	$78,011
Sales revenue	10,980	2,691	13,671
Management, development and other fees	542	216	758

	89,533	2,907	92,440

Costs and expenses
Property operating costs	(20,283)	—	(20,283)
Cost of sales	(8,311)	(2,537)	(10,848)
Selling, general and administrative expenses	(7,247)	(5,364)	(12,611)
Depreciation and amortization	(18,957)	(273)	(19,230)

	(54,798)	(8,174)	(62,972)

Operating income (loss)	34,735	(5,267)	29,468

Other income
Equity in earnings of operating joint ventures, net	2,379	—	2,379
Equity in earnings of development joint ventures, net	—	3,391	3,391
Gain on non-strategic asset sales	—	16,380	16,380
Interest income	1,813	648	2,461
Other	(18)	974	956

	4,174	21,393	25,567

Other expenses
Interest expense	(16,692)	—	(16,692)
REIT transition costs	—	(208)	(208)
Other	(731)	(1,088)	(1,819)

	(17,423)	(1,296)	(18,719)

Income before income taxes	21,486	14,830	36,316
Income tax expense	(553)	(429)	(982)

Net income	20,933	14,401	35,334
Depreciation	19,632	181	19,813
Less gain on rental property sales	(395)	—	(395)

NAREIT defined funds from operations (FFO)	$40,170	$14,582	$54,752

(a)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Below is a summary of net income by segment and FFO for the Three Months Ended June 30, 2003:

	Core	URO	Total(b)
		(In thousands)
Revenue
Rental revenue	$74,455	$—	$74,455
Sales revenue	28,110	590	28,700
Management, development and other fees	3,075	1,788	4,863

	105,640	2,378	108,018

Costs and expenses
Property operating costs	(20,191)	—	(20,191)
Cost of sales	(20,780)	(334)	(21,114)
Selling, general and administrative expenses	(7,002)	(3,165)	(10,167)
Depreciation and amortization	(17,484)	(254)	(17,738)

	(65,457)	(3,753)	(69,210)

Operating income (loss)	40,183	(1,375)	38,808

Other income
Equity in earnings of operating joint ventures, net	2,136	—	2,136
Equity in earnings of development joint ventures, net	—	5,427	5,427
Gain on non-strategic asset sales	—	1,478	1,478
Interest income	700	1,096	1,796
Other	858	(66)	792

	3,694	7,935	11,629

Other expenses
Interest expense	(17,164)	—	(17,164)
REIT transition costs	—	(1,805)	(1,805)
Other	(333)	137	(196)

	(17,497)	(1,668)	(19,165)

Income before income taxes	26,380	4,892	31,272
Income tax expense	(10,061)	(1,957)	(12,018)

Net income	16,319	2,935	19,254
Depreciation	17,148	—	17,148
Less gain on rental property sales	(3,065)	—	(3,065)

NAREIT defined funds from operations (FFO)	30,402	2,935	33,337
Additional adjustments
Hypothetical tax savings (a)	7,891	—	7,891

FFO as adjusted for hypothetical tax savings	$38,293	$2,935	$41,228

(a)	Hypothetical tax benefit represents the tax savings effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the taxable REIT subsidiary was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Below is a summary of net income by segment and FFO for the Six Months Ended June 30, 2004:

	Core	URO	Total(a)
		(In thousands)
Revenue
Rental revenue	$155,176	$—	$155,176
Sales revenue	41,564	13,348	54,912
Management, development and other fees	1,526	931	2,457

	198,266	14,279	212,545

Costs and expenses
Property operating costs	(41,699)	—	(41,699)
Cost of sales	(23,167)	(12,705)	(35,872)
Selling, general and administrative expenses	(13,887)	(11,675)	(25,562)
Depreciation and amortization	(36,734)	(573)	(37,307)

	(115,487)	(24,953)	(140,440)

Operating income (loss)	82,779	(10,674)	72,105

Other income
Equity in earnings of operating joint ventures, net	4,793	—	4,793
Equity in earnings of development joint ventures, net	—	4,618	4,618
Gain on non-strategic asset sales	—	16,441	16,441
Interest income	4,188	1,050	5,238
Other	266	991	1,257

	9,247	23,100	32,347

Other expenses
Interest expense	(32,445)	—	(32,445)
REIT transition costs	—	(420)	(420)
Other	(749)	(1,500)	(2,249)

	(33,194)	(1,920)	(35,114)

Income before income taxes	58,832	10,506	69,338
Income tax (expense) benefit	(5,885)	3,972	(1,913)

Net income	52,947	14,478	67,425
Depreciation	37,882	365	38,247
Less gain on rental property sales	(4,367)	—	(4,367)

NAREIT defined funds from operations (FFO)	$86,462	$14,843	$101,305

(a)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Below is a summary of net income by segment and FFO for the Six Months Ended June 30, 2003:

	Core	URO	Total(b)
		(In thousands)
Revenue
Rental revenue	$149,183	$—	$149,183
Sales revenue	56,510	4,602	61,112
Management, development and other fees	3,904	3,043	6,947

	209,597	7,645	217,242

Costs and expenses
Property operating costs	(39,780)	—	(39,780)
Cost of sales	(43,125)	(965)	(44,090)
Selling, general and administrative expenses	(13,758)	(6,300)	(20,058)
Depreciation and amortization	(33,887)	(550)	(34,437)

	(130,550)	(7,815)	(138,365)

Operating income (loss)	79,047	(170)	78,877

Other income
Equity in earnings of operating joint ventures, net	4,659	—	4,659
Equity in earnings of development joint ventures, net	—	9,281	9,281
Gain on non-strategic asset sales	—	7,357	7,357
Interest income	1,512	2,206	3,718
Other	1,949	—	1,949

	8,120	18,844	26,964

Other expenses
Interest expense	(33,985)	—	(33,985)
REIT transition costs	—	(3,363)	(3,363)
Other	(333)	137	(196)

	(34,318)	(3,226)	(37,544)

Income before income taxes	52,849	15,448	68,297
Income tax	(19,453)	(6,179)	(25,632)

Net income	33,396	9,269	42,665
Depreciation	33,913	—	33,913
Less gain on rental property sales	(7,453)	—	(7,453)

NAREIT defined funds from operations (FFO)	59,856	9,269	69,125
Additional adjustments
Hypothetical tax savings (a)	17,106	—	17,106

FFO as adjusted for hypothetical tax savings	$76,962	$9,269	$86,231

(a)	Hypothetical tax benefit represents the tax savings effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the taxable REIT subsidiary was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Ten Largest Tenants

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of June 30, 2004
The Gap	CA	Office	6.5%
APL Logistics, Inc.	CA, IL, GA, KY, TX	Industrial	5.6%
Ford Motor Company	CA, CO, TX, KS, VA	Industrial	2.9%
Kellogg’s USA, Inc.	CA, IL, CO	Industrial	2.5%
Exel Corporation	CA	Industrial	1.9%
J.C. Penney Company	TX	Office	1.9%
Home Depot USA, Inc. (1)	CA	Industrial/Retail	1.6%
Office Depot, Inc.	CA	Industrial/Retail	1.5%
The Gillette Company	CA, IL	Industrial	1.4%
Spicers/LaSalle Paper	CA, OR	Industrial	1.3%

(1)	Includes a 117,000 square foot lease doing business as Home Expo.

Rental Revenue less Property Operating Costs

Rental revenue less property operating costs has increased primarily because of building additions, partially offset by properties sold. From July 2003 to June 2004, we added a net 4.0 million square feet to our rental portfolio. Rental revenue less property operating costs for three and six months ended June 30, 2004 and 2003, are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Difference 2004/2003	2004	2003	Difference 2004/2003
		(In thousands)			(In thousands)
Rental revenue less property operating costs:
Same space (1)	$46,125	$45,861	264	$92,079	$92,449	$(370)
Properties added to portfolio	4,238	1,492	2,746	6,974	2,294	4,680
Properties sold from portfolio	50	231	(181)	164	927	(763)
Ground leases	7,315	6,680	635	14,260	13,733	527

Total (2)	$57,728	$54,264	$3,464	$113,477	$109,403	$4,074

(1)	Same space properties were owned and operated for the entire current year and the entire immediately preceding year.
(2)	These amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

We do not expect substantial changes in rental income from our same space rental portfolio; rather, we expect that growth in overall portfolio rental income will result primarily from new properties we will add to our rental portfolio over time.

Gain on Property Sales:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Core	URO	Total	Core	URO	Total
			( In thousands)
Building Sales
Sales proceeds	$5,725	$755	$6,480	$22,202	$—	$22,202
Cost of sales	(5,459)	(770)	(6,229)	(17,288)	—	(17,288)

Gain (loss)	266	(15)	251	4,914	—	4,914

Land/Lot Sales
Sales proceeds	4,608	1,896	6,504	5,881	—	5,881
Cost of sales	(2,351)	(1,179)	(3,530)	(3,544)	—	(3,544)

Gain	2,257	717	2,974	2,337	—	2,337

Ground Lease and Other Sales
Sales proceeds	647	40	687	27	590	617
Cost of sales	(501)	(588)	(1,089)	52	(334)	(282)

Gain (loss)	146	(548)	(402)	79	256	335

Total sales proceeds	10,980	2,691	13,671	28,110	590	28,700
Total cost of sales	(8,311)	(2,537)	(10,848)	(20,780)	(334)	(21,114)

Total gain on property sales	$2,669	$154	$2,823	$7,330	$256	$7,586

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Core	URO	Total	Core	URO	Total
			( In thousands)
Building Sales
Sales proceeds	$17,933	$6,819	$24,752	$46,604	$—	$46,604
Cost of sales	(13,803)	(6,728)	(20,531)	(37,292)	—	(37,292)

Gain	4,130	91	4,221	9,312	—	9,312

Land/Lot Sales
Sales proceeds	16,453	6,477	22,930	9,817	3,465	13,282
Cost of sales	(7,727)	(5,539)	(13,266)	(5,867)	(201)	(6,068)

Gain	8,726	938	9,664	3,950	3,264	7,214

Ground Lease and Other Sales
Sales proceeds	7,178	52	7,230	89	1,137	1,226
Cost of sales	(1,637)	(438)	(2,075)	34	(764)	(730)

Gain (loss)	5,541	(386)	5,155	123	373	496

Total sales proceeds	41,564	13,348	54,912	56,510	4,602	61,112
Total cost of sales	(23,167)	(12,705)	(35,872)	(43,125)	(965)	(44,090)

Total gain on property sales	$18,397	$643	$19,040	$13,385	$3,637	$17,022

Core Segment property sales are generated from the following sources: 1) purchase options exercised by existing tenants for rental properties, 2) sale of older rental properties to improve the overall quality of our rental portfolio, 3) select land parcels within our development projects, and 4) build-to-suit building sales.

URO Segment sales include all remaining residential and urban projects, and desert land sales. (See Gain on Non-strategic Asset Sales below).

Sales revenue less cost of sales decreased $4.7 million in our Core Segment for the three months ended June 30, 2004 because of lower buildings and build-to-suit buildings gains. During the three months ended June 30, 2004, we sold an 84,000 square foot building, closed on the sale of improved land capable of supporting 0.3 million square feet of commercial development, and closed 6.5 acres of ground leases. During the three months ended June 30, 2003, we sold a 50,000 square foot building, a 600,000 square foot build-to-suit building and closed on the sale of improved land capable of supporting 0.1 million square feet of commercial development.

Sales revenue less cost of sales increased $5.0 million in our Core Segment for the six months ended June 30, 2004 because of higher ground lease and other sales due to the recognition of $5.3 million of deferred gains from selling our interest in one of our joint ventures in September 2003 and higher land sale gains of $4.8 million, partially offset by lower build-to-suit buildings gain of $5.2 million. During the six months ended June 30, 2004, we sold two buildings totaling 136,000 square feet, two build-to-suit buildings totaling 58,000 square feet, closed on the sale of improved land capable of supporting 3.2 million square feet of commercial development, and closed 6.5 acres of ground leases. During the six months ended June 30, 2003, we sold four operating properties totaling 797,000 square feet of building space, a 600,000 square foot build-to-suit building, and closed on the sale of improved land capable of supporting 0.5 million square feet of commercial development.

Sales revenue less cost of sales decreased $3.0 million in our URO Segment for the six months ended June 30, 2004 due to lower land and lot gains and ground lease sales. We sold 8 condominiums at our Mission Bay project, 2.8 acres of land from the LA Union Station project, and certain ground leases. In addition, we recognized deferred gain of $0.7 million from the 2003 sale of 1.0 acre of land capable of supporting development of 105 condominium units from the Mission Bay project. During the six months ended June 30, 2003, we closed on the sales of 21 residential lots and sold 184.3 acres of ground leases (see Variability in Results section). We plan to transition out of the residential and historic urban development activities, and desert land over time. As of June 30, 2004, 60 residential lots and 4.86 acres of urban land are currently under contract to be sold during 2004 and 2005.

Management, Development and Other Fees

Management, development and other fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects and loan guarantee fee. Management, development and other fees in our Core segment decreased $2.5 million and $2.4 million for the three and six months ended June 30, 2004, respectively, primarily because of the recognition of certain deferred construction management fees related to a construction management contract with a ground lease lessee in 2003. Management, development and other fees in our URO Segment decreased $1.6 million and $2.1 million for the three and six months ended June 30, 2004, respectively, primarily because of lower development management activities related to a joint venture development at the Mission Bay project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million and $5.4 million in our URO Segment for the three and six months ended June 30, 2004, respectively, primarily because of charges related to the exchange of options into restricted stock and restricted stock units in conjunction with the REIT conversion.

Depreciation and Amortization Expense

The increases in depreciation and amortization expense of $1.5 million and $2.8 million in our Core Segment for the three and six months ended June 30, 2004, respectively, were primarily attributable to the addition of 4.0 million net square feet of building space to our portfolio between July 2003 and June 2004.

Other Income

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net, is generated in our URO Segment relating to residential activities. The tables below summarize our share of the activities of joint ventures for the three and six months ended June 30, 2004 and 2003. The decrease in our gain from sales for the three months ended June 30, 2004 was primarily because of deferred gains recognized from Talega in 2003 and lower sales volume from Talega Village, partially offset by higher sales volume from Serrano. The decrease in our gain from sales for the six months ended June 30, 2004 was primarily because of lower sales volume from Talega and Talega Village, partially offset by higher sales volume from Serrano (see Variability in Results section). Although our preference is generally to own property directly, we may participate with other entities in property ownership through joint ventures or other types of co-ownership.

	Three Months ended June 30, 2004				Three Months ended June 30, 2003
Projects	Lots/Homes Sold	Sales/Gain	Cost of Sales	Gain	Lots/Homes Sold	Sales	Cost of Sales	Gain
	(In thousands except lots/homes)
Talega Village	—	$—	$—	$—	21	$10,641	$(9,527)	$1,114
Serrano	125	23,034	(19,863)	3,171	33	13,175	(11,977)	1,198
Talega	—	—	—	—	—	15,609	(12,550)	3,059
Parkway	—	61	42	103	—	—	56	56
Other	—	100	17	117	—	—	—	—

Total	125	$23,195	$(19,804)	$3,391	54	$39,425	$(33,998)	$5,427

	Six Months ended June 30, 2004				Six Months ended June 30, 2003
Projects	Lots/Homes Sold	Sales/Gain	Cost of Sales	Gain/(Loss)	Lots/Homes Sold	Sales	Cost of Sales	Gain/(Loss)
	(In thousands except lots/homes)
Talega Village	—	$—	$588	$588	63	$33,692	$(31,132)	$2,560
Serrano	133	27,552	(23,636)	3,916	40	22,023	(19,993)	2,030
Talega	—	—	—	—	259	50,134	(45,341)	4,793
Parkway	—	93	(96)	(3)	—	2,214	(2,316)	(102)
Other	—	100	17	117	—	—	—	—

Total	133	$27,745	$(23,127)	$4,618	362	$108,063	$(98,782)	$9,281

In 2003, we sold our interest in Talega and substantially wound up operations in Talega Village. We expect to continue to reduce our involvement in and earnings from development joint ventures over time.

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets increased $14.9 million and $9.1 million for the three and six months ended June 30, 2004, respectively. The increases were primarily because of higher sales of remaining desert property; we expect the remaining non-strategic assets will be essentially sold by the end of 2004 (see Variability in Results section).

Interest Income

Interest income increased $1.1 million and $2.7 million in our Core Segment for the three and six months ended June 30, 2004 respectively, because of higher interest income from notes receivable due to higher average note balances. Interest income decreased $0.4 million and $1.2 million in our URO Segment for the three and six months ended June 30, 2004, respectively, because certain seller notes were paid off in 2003.

Other

Other income consists primarily of lease termination fees and other miscellaneous income. Other income decreased $0.9 million in our Core Segment for the three months ended June 30, 2004 primarily because of reduction of legal reserves in 2003. Other income in our Core Segment decreased $1.7 million primarily due to non-recurring lease termination fees of $1.2 million recognized and reduction of legal reserves of $0.5 million during the six months ended June 30, 2003.

Other income in our URO Segment increased $1.0 million for the three and six months ended June 30, 2004, primarily because of write-off of certain previously accrued liabilities.

Other Expenses

Interest Expense

Following is a summary of interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Difference	2004	2003	Difference
	(In thousands)			(In thousands)
Total interest incurred	$21,443	$21,772	$(329)	$43,017	$43,711	$(694)
Interest capitalized	(4,751)	(4,608)	(143)	(10,572)	(9,726)	(846)

Interest expensed	$16,692	$17,164	$(472)	$32,445	$33,985	$(1,540)

Interest expense decreased $0.5 million and $1.5 million for the three and six months ended June 30, 2004, respectively, primarily because of lower average debt balances and higher capitalized interest as a result of increased development activities.

REIT transition costs

In 2003, we restructured our business operations in order to qualify as a REIT, effective January 1, 2004. We have incurred conversion and related restructuring costs payable to third parties. REIT transition costs are in our URO Segment because of its non-recurring nature. We incurred REIT transition costs of $0.2 million and $0.4 million for the three and six months ended June 30, 2004, respectively. We do not expect to incur any additional costs during 2004. From 2003 through June 30, 2004, we have incurred approximately $7.7 million of REIT transition costs primarily for consulting, legal, and tax services.

Other

Other expenses increased $1.2 million and $1.6 million in our URO segment for the three and six months ended June 30, 2004, respectively, primarily because of higher community facility district taxes and net real estate property taxes.

Income Taxes

Currently, our projected annual current tax rate is 25.30% and deferred tax rate is (18.53)% as compared to the actual tax rates of 34.44% and 3.09%, respectively, in 2003. Both our current and overall tax rates decreased in the second quarter of 2004, compared to the second quarter of 2003 primarily due to our REIT conversion. As a REIT, only certain activities are subject to tax. Income tax (expense) benefit for the six months ended June 30, 2004 was generated only by our TRS. Our TRS income before income taxes was $4.8 million with an effective overall rate of 40.08%. The effective overall rate is calculated using the federal statutory rate of 35% and a blended state tax rate of 7.8%. The effective overall rate is reduced by the net federal tax benefit of the state tax deduction to arrive at an effective overall rate of 40.08%. For purposes of segment reporting, we apply the effective overall rate to the Core segment taxable income with the remainder of tax calculated applied to Non-Core activities.

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

Generally any funding of off-balance sheet guarantees would result in the increase of our ownership interest in a project or entity, similar to the treatment of an unilateral additional capital contribution to an investee.

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

•	We are required to make additional capital contributions beyond an initial commitment of $25 million to one of our unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. The joint venture requires capital contributions if actual development costs exceed the approved project development budget. The development budget is approximately $252.5 million and will be funded as follows: $165 million from a construction loan, which closed in September 2002, $62.5 million from our partners, and the remaining $25 million from us. As of June 30, 2004, we had contributed $24.9 million of our $25 million commitment, and we do not expect to fund any significant amounts in excess of the $25 million.

•	We are also required to make additional capital contributions to three other unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, we are required to fund up to a maximum contribution of $53 million, of which we have cumulatively contributed $45.3 million. As of June 30, 2004, we do not expect to fund any additional capital contributions beyond our maximum capital requirements.

•	We agreed with two other unconsolidated joint ventures to make additional contributions should there be insufficient funds to meet their current or projected financial requirements. As of June 30, 2004, we have cumulatively contributed $51.5 million to these unconsolidated joint ventures, including $20.2 million as additional contributions. As of June 30, 2004, we are expecting to make additional contributions to one of the joint ventures.

Additional contributions made to our development joint ventures would be reflected as investment in development joint ventures. (see Note 6 of the accompanying Condensed Consolidated Financial Statements).

Unconsolidated real estate joint ventures- debt and debt service guarantees

We have made certain debt service guarantees for two of our unconsolidated URO Segment development joint ventures. At June 30, 2004, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $74.8 million. These debt service guarantees are typical business arrangements commonly required in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. At June 30, 2004, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Surety bonds, standby letters of credit and commitments

As of June 30, 2004, we have $305.3 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions, and commitments to guarantee the construction of real property improvements or financial obligations. Surety bonds are commonly required by public agencies in real estate development. Surety bonds and commitments are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At June 30, 2004, we have open construction and development contracts with vendors totaling $142.9 million related to our various projects, as compared to $155.8 million at December 31, 2003.

The following table summarizes our outstanding contractual obligations as of June 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2004	Due in 2005-2007	Due in 2008-2009	Due Thereafter
	(In thousands)
Mortgage and Other Debt	$1,345,491	(1)	$83,555	$324,865	$467,827	$469,244
Operating Leases	3,531		1,144	2,162	30	195
Contracts	142,853	(2)	85,913	49,054	3,703	4,183

Total Contractual Obligations	$1,491,875		$170,612	$376,081	$471,560	$473,622

(1)	Includes approximately $19.3 million of mortgage notes associated with assets held for sale that is presented as “Liabilities associated with assets held for sale” in our condensed consolidated balance sheets.
(2)	A portion of these obligations is expected to be reimbursed by bond proceeds and various third parties.

The following table summarizes our outstanding commitments as of June 30, 2004, and the effect such commitments may have on liquidity and cash flow in future periods:

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2004	Expire in 2005-2007	Expire in 2008-2009	Expire Thereafter
	(In thousands)
Surety Bonds, Standby Letters of Credit and Commitments	$305,318	(1)	$113,921	$191,382	$15	$—
Debt Guarantees of Unconsolidated JVs	74,780		6,000	68,780	—	—

Total Commitments	$380,098		$119,921	$260,162	$15	$—

(1)	Includes approximately $38.6 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table.

Cash Flows from Operating Activities

Cash provided by operating activities reflected in the statement of cash flows for the six months ended June 30, 2004 and 2003, was $105.3 million and $59.6 million, respectively. The increase of $45.7 million was attributed to the following: (1) $16.3 million due to higher cash proceeds from development sales of which our cost of sales in 2004 was approximately $47.1 million; (2) $10.5 million in proceeds for the sale of land in Austin, Texas which was sold at cost; (3) $11.9 million due to lower capital expenditures on our development properties which included $10.5 million for the acquisition of land in Austin, Texas; (4) $15.8 million due to lower income tax paid; (5) and $3.7 million due to higher operating distributions from our residential joint ventures partially offset by (6) $3.0 million from lower payments received from our notes receivable.

Cash Flows from Investing Activities

Net cash used in investing activities reflected in the statement of cash flows for the six months ended June 30, 2004 and 2003, was $34.0 million and $127.4 million, respectively. The decrease of $93.4 million in net cash used was attributed to the following: (1) $75.4 million due to lower property acquisitions primarily from the acquisition of a 10% minority interest in a consolidated subsidiary in January 2003; (2) $58.6 million from lower investment in short-term investments and restricted cash; (3) $13.9 million due to lower reimbursable predevelopment and infrastructure costs incurred during the six months ended June 30, 2004; (4) $4.7 million due to lower contributions made to our unconsolidated joint ventures; and (5) $0.5 million due to lower costs incurred for tenant improvements offset by increases of (6) $32.9 million due to higher capital expenditures for investment properties; (7) $18.2 million due to lower proceeds from the sale of investment properties; and (8) $8.6 million due to lower distributions received from an unconsolidated joint venture.

Capital Expenditures

Capital expenditures reflected in the statement of cash flows include the following:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$3,084	$20,041
Predevelopment	—	880
Infrastructure and other	15,225	11,046
Other property acquisitions	11,842	11,221
Capitalized interest and property taxes	2,968	1,859

Total capital expenditures in operating activities	33,119	45,047

Capital Expenditures from Investing Activities(2)
Capital expenditures for investment properties	53,067	39,266
Rental properties—building improvements	1,544	3,789
Predevelopment	3,285	3,543
Infrastructure and other	32,870	12,031
Commercial property acquisitions(3)	3,316	78,672
Other property acquisitions	31	357
Tenant improvements	3,042	3,531
Capitalized interest and property taxes	9,313	8,175

Capital expenditures for investment properties	106,468	149,364
Contribution to joint ventures	600	5,287

Total capital expenditures in investing activities	107,068	154,651

Total capital expenditures(4)	$140,187	$199,698

(1)	This category includes capital expenditures for properties we intend to build and sell.
(2)	This category includes capital expenditures for properties we intend to hold for our own account.
(3)	In January 2003, we acquired a 10% minority interest in a subsidiary for cash of $60.7 million. The acquisition was accounted for using the purchase method of accounting.
(4)	Total capital expenditures include capitalized general and administrative expenses of $6.0 million and $6.1 million for the six months ended June 30, 2004 and 2003, respectively.

Capital expenditures for development properties—This item relates to the development of our for-sale development properties. The decrease was primarily due to higher 2003 construction activity of build-to-sell projects in Fontana, California and Gresham, Oregon.

Capital expenditures for investment properties—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Development
Wholly owned:
Under construction, beginning of period	2,979	3,661	4,404	3,100
Construction starts	499	1,377	905	2,577
Completed—retained in portfolio	(1,492)	(736)	(3,255)	(1,230)
Completed—design/build or sold	(1)	(785)	(69)	(930)

Subtotal under construction, end of period(1)	1,985	3,517	1,985	3,517

Joint Venture Projects:
Under construction, beginning of period	695	1,000	695	1,000
Construction starts	338	—	338	—
Completed	—	(118)	—	(118)

Subtotal under construction, end of period	1,033	882	1,033	882

Total under construction, end of period	3,018	4,399	3,018	4,399

(1)	Includes approximately 45,000 square feet of residential units at June 30, 2003, which have been completed and sold; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

Predevelopment—Predevelopment costs from our operating and investing activities relate to amounts incurred for our development projects primarily at Mission Bay, San Francisco, California; Pacific Commons, Fremont, California; Santa Fe Depot, San Diego, California; Los Angeles Union Station, Los Angeles, California; Anaheim, California; and Tracy, California. Predevelopment costs were relatively consistent between the two periods.

Infrastructure and other—Infrastructure and other costs from our operating and investing activities primarily relate to the projects at Mission Bay, San Francisco, California; Pacific Commons, Fremont, California; Hercules, California; Fontana, California; West Bluffs, California; Santa Fe Depot, San Diego, California; Los Angeles Union Station, Los Angeles, California; Carteret, New Jersey; and Alameda, California. The increase in 2004 was because we had more projects in the infrastructure stage.

Operating property acquisitions—For the six months ended June 30, 2004, we invested approximately $11.8 million for the acquisitions of 32.2 acres of land in Austin, Texas and 7.0 acres of land in Glenview, Illinois. Both acquisitions were then sold in the same period, of which, the land in Austin, Texas was sold at cost and the land in Glenview, Illinois was sold for a gain of $1.3 million. For the six months ended June 30, 2003, we invested approximately $11.2 million for the acquisition of 30.3 acres of land in Alameda, California for residential community development.

Investing property acquisitions— For the six months ended June 30, 2004, we invested approximately $3.3 million in investment property acquisitions: $2.1 million was for the acquisition of commercial land that added 1.4 million square feet of potential development and $1.2 million was for an acquisition of approximately 40,000 square feet of retail space. For the six months ended June 30, 2003, we invested approximately $78.7 million in investment property acquisitions: $18.0 million for the acquisition of commercial land that added 8.0 million square feet of potential development and $60.7 million for the acquisition of a 10% minority interest in a consolidated subsidiary.

Cash Flows from Financing Activities

Net cash used in financing activities reflected in the statement of cash flows for the six months ended June 30, 2004 and 2003, was $76.6 million and $2.9 million, respectively. The increase of $73.7 million in net cash used was attributed to the following: (1) $55.4 million due to dividend distributions as a result of our REIT conversion; (2) $14.7 million due to lower proceeds from the issuance of common stock primarily attributable to the exercise of stock options; and (3) $8.1 million due to lower net borrowings partially offset by (4) $4.5 million due to lower distributions made to minority partners during the six months ended June 30, 2004 as we acquired the 10% minority interest in a consolidated subsidiary in 2003.

Reimbursable Predevelopment and Infrastructure Costs

For the six months ended June 30, 2004, we received approximately $2.3 million in reimbursements of predevelopment and infrastructure costs incurred on the behalf of various districts, pursuant to various bonds issued, and other third parties. As of June 30, 2004, of the total $210.2 million of reimbursable costs incurred, approximately $136.4 million had been reimbursed, of which, approximately $120.2 million was from bonds and approximately $16.2 million was from third parties, and the remaining balance of $73.8 million was recorded as Other Assets in the accompanying Condensed Consolidated Balance Sheet.

REIT-related Distribution and Quarterly Dividends

On December 3, 2003, our Board declared a regular cash dividend for the quarter ending December 31, 2003, of $0.27 per share of common stock that was paid on January 15, 2004, to stockholders of record at the close of business on December 29, 2003.

On February 11, 2004, our Board declared a regular cash dividend for the quarter ending March 31, 2004, of $0.27 per share of common stock that was paid on April 15, 2004, to stockholders of record at the close of business on March 29, 2004.

On May 5, 2004, our Board declared a regular cash dividend for the quarter ending June 30, 2004, of $0.27 per share of common stock that was paid on July 15, 2004, to stockholders of record at the close of business on June 28, 2004.

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2004, we had total cash of $44.1 million, of which $3.5 million is restricted cash. In addition to the $44.1 million cash balance, we had $190.6 million in borrowing capacity under our revolving credit facility, available upon satisfaction of certain conditions.

Our short-term and long-term liquidity and capital resources requirements will be provided primarily from five sources: (1) cash on hand, (2) ongoing income from our rental portfolio, (3) proceeds from sales of developed properties, land and non-strategic assets, (4) a revolving line of credit with a total capacity of $200 million, and (5) additional debt. As noted above, our existing revolving credit facility is available for meeting certain short-term liquidity requirements. Our ability to meet our mid- and long-term capital requirements is, in part, dependent upon the ability to obtain additional financing for new construction, completed buildings, acquisitions, and currently unencumbered properties. There is no assurance that we can obtain this financing or obtain this financing on favorable terms.

Debt covenants—Our new $200 million revolving credit agreement and two other credit agreements totaling $90.5 million have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $452.8 million, all terms as defined in those agreements. As of or for the period ending June 30, 2004 the actual results were 1.85 to 1; 0.57 to 1; 0.41 to 1; and $732.1 million, respectively. Outstanding borrowings under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. At June 30, 2004, we had unused availability of $190.6 million under the line. Our 50% guarantee of one of our joint venture’s construction loans of $165 million contains corporate financial covenants including a minimum debt service coverage ratio of 1.60 to 1, a maximum leverage ratio of 65%, and a minimum tangible net worth of $452.8 million (subject to adjustment for stock buybacks), with different definitions than the other agreements. As of or for the period ending June 30, 2004, the actual results, were 2.10 to 1; 55.9%; and $732.1 million, respectively. Our performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds

Assessment District Bonds—These bonds were issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit our properties. Debt service on these bonds is collateralized by tax revenues, properties, or by letters of credit (see Note 8 of the accompanying Condensed Consolidated Financial Statements). These bonds are recorded and presented as part of “Mortgage and other debt” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2004 (see Note 5 of the accompanying Condensed Consolidated Financial Statements). Certain infrastructure costs incurred are reimbursable from these bonds. As of June 30, 2004, we have essentially been reimbursed all of the infrastructure costs incurred thus far.

The following table presents a summary of assessment district bonds that are included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2004 (in thousands except percentages):

	Amount	Interest Rate	Cost Incurred	Cost Reimbursed
Development Projects
Stapleton	$23,070	1.18%	$18,158	$18,137
Kaiser	11,995	5.83%	19,140	19,140
Westminster	9,140	1.18%	4,379	4,379
Rancho Cucamonga	6,548	6.14%	5,222	5,222

Subtotal	50,753		46,899	46,878

Operating properties
City of Industry	4,801	7.86%	—	—
Emeryville	4,595	7.26%	—	—
Various others	3,778	4.00-8.7%	—	—

Subtotal	13,174		—	—

Total	$63,927		$46,899	$46,878

Community Facility District Bonds—These bonds were issued to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Condensed Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. For the bonds issued at Mission Bay, we provided letters of credit totaling $40.5 million in support of the floating rate bonds. Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which $133.3 million and $30.0 million bonds were issued, respectively, the improvements will be transferred to the respective cities. Of the total cumulative reimbursable cost incurred, approximately $89.5 million has been reimbursed as of June 30, 2004, with approximately $2.3 million received during the six months ended June 30, 2004. The remaining balance of $73.8 million is presented in “Other Assets” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2004. Of the $73.8 million, $10.6 million has been applied for reimbursements as the facility components are completed, inspected, and approved by the respective cities. Additional bonds are expected to be issued.

The following table presents a summary of community facility district bonds that are not included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2004 (in thousands except percentages):

	Amount Issued	Interest Rate
Projects
Mission Bay	$133,330	1.07-6.28%
Pacific Commons	30,000	6.20%

Total	$163,330

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

In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint ventures, Third and King Investors, LLC, and we received and recognized $1.3 million and $0.9 million in rental income and reimbursements from this ground lease for the three months ended June 30, 2004 and 2003, respectively, and $2.5 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, we had $1.3 million of deferred rent payments previously received, which will be recognized together with annual rents over the life of the lease. We have also agreed with the joint venture to fund, on a pro-rata basis, the balance of equity capital required and certain excess costs, if actual development costs exceed the approved development budget as set forth in the joint venture agreement. As of June 30, 2004, we had contributed $24.9 million of the $25 million to be funded from us, and we do not expect to fund any significant amount in excess of the $25 million.

We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments. Fees recognized were $0.3 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively and $1.2 million and $3.3 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004, was primarily due to a decrease in management service fees from Traer Creek, Serrano Associates, LLC, and Talega Village, LLC and development fees from Third and King Investors, LLC. At June 30, 2004, we have deferred fees from Third and King Investors, LLC, Serrano Associates, LLC, and Bergstrom Partners, L.P. of $1.0 million that will be recognized as completed projects are sold or the venture is sold or liquidated. In September 2003, we sold our investment interest in Traer Creek, LLC for a gain of $5.4 million, which was deferred until January 2004, upon the receipt of the full payment.

We have a $4.4 million note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the joint venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. As lessee, we incurred rent expense of $34,000 for each of the three-month periods ended June 30, 2004 and 2003 and $68,000 for each of the six-month periods ended June 30, 2004 and 2003; this lease will expire in November 2011. As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture. We recognized rental income of $0.1 million for each of the three-month periods ended June 30, 2004 and 2003 and $0.2 million for each of the six-month periods ended June 30, 2004 and 2003. As of June 30, 2004, we recorded a $2.4 million receivable and a $0.9 million reserve associated with this lease. The joint venture’s current projection reflects approximately $0.4 million available funds, per year, from its operations to pay down our receivables.

In January 2004, we sold our 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to an entity whose principal was our former employee.

In June 2004, we sold a small parcel of land to SAMS Venture, LLC for $0.7 million for a $0.1 million gain of which 50% was deferred.

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

At June 30, 2004, the Company holds significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FIN 46-R. The Company’s significant variable interests are in the form of equity interests in three of its unconsolidated joint ventures:

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

Our maximum exposure in the current financial statements as a result of our involvement with these variable interest entities is $18.1 million as of June 30, 2004.

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

Important factors that could cause actual results to differ materially and adversely from those expressed or implied by the forward-looking statements include:

•	those identified in our annual report on Form 10-K for the fiscal year ended December 31, 2003 under the following headings: Risks Related to Real Estate Investments; Other Risks Affecting Our Business and Operations; and Federal Income Tax Risks Relating to REIT Qualification;

•	general industry, economic and business conditions (which will, among other things, affect availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses);

•	adverse changes in the real estate markets, including, among other things, competition with other companies and risks of real estate development, acquisitions and dispositions;

•	governmental actions and initiatives (including legislative and regulatory changes);

•	other risks inherent in the real estate business; and

•	acts of war, other geopolitical events, and terrorist activities that could adversely affect any of the above factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At June 30, 2004, we did not have any interest rate protection contracts outstanding.

As of June 30, 2004, approximately 83.6% of our debt bears interest at fixed rates and has a weighted average maturity of 6.1 years and a weighted average coupon rate of 6.68%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. If coupon interest rate changed 100 basis points (1%), the effect on the fair value of our fixed-rate debt would be approximately $53.4 million. The remainder of our debt bears interest at variable rates with a weighted average maturity of 3.0 years and a weighted average coupon rate of 2.79%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. If coupon interest rate increased 100 basis points (1%), the annual effect would be an increase in interest expense and capitalized interest cost, which would have an impact on our cash position of approximately $1.8 million, based on the outstanding balance of our floating rate debt net of cash and restricted cash at June 30, 2004. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2004. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company owns approximately 47 acres located in the Westchester—Playa Del Rey area of Los Angeles, California adjacent to the Pacific Ocean and Ballona Wetlands (“West Bluffs”), which have an entitlement for the development of 114 single family homes but are subject to certain legal actions. On October 6, 2000, a lawsuit (the “Coastal Act Lawsuit”) was filed by the Sierra Club et al. against the California Coastal Commission and the Company as a real party in interest in the San Francisco Superior Court challenging approvals issued by the California Coastal Commission for the development of the project. This suit was subsequently consolidated with an additional suit filed on February 9, 2001.

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

On March 26, 1999, the Coalition for Concerned Communities, Inc. et al. (the “Coalition”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations with respect to the West Bluffs project approvals. On January 18, 2001, the Los Angeles Superior Court denied the Coalition’s petition and found in favor of the Company. On March 23, 2001, the Coalition filed a notice of appeal in the Second District Court of Appeal (“Second District”). On July 15, 2003, the Coalition filed a motion in the Second District to stop the development of the West Bluffs project until the final decision on the appeal, which motion was denied by the court on July 30, 2003. The Second District held a hearing on the merits on September 17, 2003 and submitted the matter. On March 17, 2003, the Second District vacated the submission and postponed rendering its decision. On May 19, 2003, the Coalition filed another motion in the Second District to stop the development of the West Bluffs project. On May 28, 2003, the Second District denied the Coalition’s motion. The Second District denied a subsequent stay request on August 19, 2003. On September 8, 2003, the Second District affirmed the trial’s court’s decision in favor of the Company. On October 20, 2003, the Coalition filed a petition for review in the California Supreme Court, which granted review on December 17, 2003. The review is limited to the issue of whether the Mello Roos Act affordable housing requirements apply to the West Bluffs project. The case has been fully briefed, but a hearing date has not yet been set.

On July 16, 2003, three residents who live near the West Bluffs site filed a lawsuit in the Los Angeles Superior Court against the Company based upon a public easement theory. On August 26, 2003, the court denied plaintiffs’ motion for a preliminary injunction to stay development of the project. Subsequently, one of the plaintiffs dismissed his claims. On May 17, 2004, the Company’s motion for summary judgment as to the remaining plaintiffs was granted, and judgment was entered in favor of the Company on all counts. A motion relating to the determination of recoverable costs is pending in the Superior Court, and in July 2004, the Company and the remaining plaintiffs agreed to postpone the hearing on the motion until August 27, 2004. In the interim, the Company and the remaining plaintiffs reached an agreement, whereby the plaintiffs will waive any right to appeal in this matter in exchange for the Company waiving its costs and making a payment of a certain sum. The payment has been made, and this matter has been fully and finally resolved.

The litigation process delayed the previously planned start of infrastructure construction. However, because the First District dissolved the stay in the Coastal Act Lawsuit that prevented construction activity, the Company’s infrastructure construction on the West Bluffs site commenced in May 2003. Further, because no other legal impediments currently exist, such infrastructure construction is progressing, and the process of preparing the site for home construction is nearing completion. Although the Company intends to proceed with the work needed to complete the West Bluffs project, there can be no assurance that further litigation proceedings with respect to the West Bluffs project will not result in additional delays. The Company is unable to predict the length of any such delay at this time. The Company does not believe that the litigation process will permanently prevent the Company from completing the West Bluffs project; however, there can be no assurance in that regard.

Also see Note 8, “Commitments and Contingencies,” of the accompanying Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 4, 2004, the stockholders of the Company voted as indicated on the proposal listed below.

Proposal 1. Election of Nine Directors. All of the directors of Catellus are elected annually. All nine nominees were elected as directors. There were no broker non-votes on this proposal. Voting was confidential, and the votes were tabulated by an independent inspector of elections.

DIRECTOR	IN FAVOR	WITHHELD
Stephen F. Bollenbach	88,760,297	3,764,610
Daryl J. Carter	88,091,737	4,433,170
Richard D. Farman	91,423,814	1,101,093
Christine Garvey	92,094,824	430,083
William M. Kahane	91,426,154	1,098,753
Leslie D. Michelson	91,417,988	1,106,919
Deanna W. Oppenheimer	88,761,033	3,763,874
Nelson C. Rising	91,494,086	1,030,821
Thomas M. Steinberg	91,933,066	591,841

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

See Exhibits Index.

(b) Reports on Form 8-K

On April 30, 2004, the Company filed a current report on Form 8-K to report that it had issued a press release announcing its earnings for the quarter ended March 31, 2004, and to furnish a copy of the press release, as well as certain supplementary and other financial information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2004	CATELLUS DEVELOPMENT CORPORATION

	By:	/s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 6, 2004
	By:	/s/ Edward F. Sham
Edward F. Sham Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
10.1	Illustrative form of First Amendment to Promissory Note, Deed of Trust [Mortgage], Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement, and Assignment of Leases and Rents, dated as of March 12, 2004, by and among Catellus Operating Limited Partnership or, in one case, SF Pacific Properties, LLC (an indirect subsidiary of the Company), as borrower, First American Title Insurance Company, as trustee, and for the benefit of Teachers Insurance and Annuity Association of America (“TIAA”), as lender. The eleven First Amendments modified certain existing loans from TIAA to the predecessor Catellus Development Corporation to, among other things, cross-collateralize and cross-default the loans specified in Exhibit B to the First Amendments.

EXECUTIVE COMPENSATION PLANS OR ARRANGEMENTS (Exhibits 10.2 – 10.6)

10.2	Amended and Restated 2003 Performance Award Plan, incorporating amendments through May 5, 2004.

10.3	Amendment Number 1 to Third Amended and Restated Employment Agreement, effective as of January 1, 2004, regarding Nelson C. Rising’s employment with the Company and Catellus Commercial Development Corporation, an indirect subsidiary of the Company.

10.4	Amended and Restated Memorandum of Understanding, dated March 26, 2004, regarding Ted Antenucci’s employment with Catellus Commercial Development Corporation, an indirect subsidiary of the Company.

10.5	Amended and Restated Memorandum of Understanding, dated March 26, 2004, regarding C. William Hosler’s employment with Catellus Commercial Development Corporation, an indirect subsidiary of the Company.

10.6	Amended and Restated Memorandum of Understanding, dated March 26, 2004, regarding Vanessa L. Washington’s employment with Catellus Commercial Development Corporation, an indirect subsidiary of the Company.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.