Form 10-Q
period 2004-09-30
CATELLUS DEVELOPMENT CORP
filed 2004-11-08
CIK 1228862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal quarter ended September 30, 2004

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

As of November 1, 2004, there were 103,039,418 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Properties	$2,635,367	$2,498,015
Less accumulated depreciation	(486,288)	(446,872)

	2,149,079	2,051,143
Other assets and deferred charges, net	270,065	292,312
Notes receivable, less allowance	84,519	119,202
Accounts receivable, less allowance	21,857	19,752
Assets held for sale	6,778	2,352
Restricted cash and investments	12,646	64,617
Cash and cash equivalents	23,855	45,931

Total	$2,568,799	$2,595,309

Liabilities and stockholders’ equity
Mortgage and other debt	$1,353,941	$1,378,054
Accounts payable and accrued expenses	125,668	157,036
Deferred credits and other liabilities	300,867	291,530
Liabilities associated with assets held for sale	72	2,296
Deferred income taxes	50,461	56,712

Total liabilities	1,831,009	1,885,628

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, 104,339 and 103,822 shares issued, and 103,039 and 102,724 shares outstanding at September 30, 2004 and December 31, 2003, respectively	1,043	1,039
Paid-in capital	500,578	489,143
Unearned value of restricted stock and restricted stock unit grants (1,300 and 1,098 shares at September 30, 2004 and December 31, 2003, respectively)	(19,845)	(22,720)
Accumulated earnings	256,014	242,219

Total stockholders’ equity	737,790	709,681

Total	$2,568,799	$2,595,309

See notes to condensed consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Rental revenue	$76,548	$74,079	$229,373	$219,907
Sales revenue	39,487	45,515	84,477	78,425
Management, development and other fees	394	2,954	2,851	9,901

	116,429	122,548	316,701	308,233

Costs and expenses
Property operating costs	(21,775)	(22,760)	(63,037)	(61,568)
Cost of sales	(23,144)	(27,171)	(51,108)	(50,424)
Selling, general and administrative expenses	(13,619)	(15,365)	(39,181)	(35,423)
Depreciation and amortization	(20,344)	(17,721)	(56,980)	(51,311)

	(78,882)	(83,017)	(210,306)	(198,726)

Operating income	37,547	39,531	106,395	109,507

Other income
Equity in (losses) earnings of operating joint ventures, net	(802)	540	3,991	5,199
Equity in earnings of development joint ventures, net	1,204	7,553	5,822	16,834
Gain on non-strategic asset sales	—	928	16,441	8,285
Interest income	2,143	1,745	7,381	5,458
Other	1,166	581	2,423	2,530

	3,711	11,347	36,058	38,306

Other expenses
Interest expense	(15,763)	(15,583)	(47,821)	(48,778)
REIT transition costs	—	(1,416)	(420)	(4,779)
Other	(1,693)	(411)	(3,942)	(607)

	(17,456)	(17,410)	(52,183)	(54,164)

Income before income taxes and discontinued operations	23,802	33,468	90,270	93,649
Income tax expense	(5,905)	(12,456)	(7,818)	(34,842)

Income from continuing operations	17,897	21,012	82,452	58,807

Discontinued operations, net of income tax:
Gain (loss) from disposal of discontinued operations	11,617	(201)	13,631	4,218
Income from discontinued operations	299	138	1,155	589

Net gain (loss) from discontinued operations	11,916	(63)	14,786	4,807

Net income	$29,813	$20,949	$97,238	$63,614

Income per share from continuing operations
Basic	$0.17	$0.21	$0.80	$0.59

Assuming dilution	$0.17	$0.20	$0.79	$0.58

Income per share from discontinued operations
Basic	$0.12	$—	$0.14	$0.05

Assuming dilution	$0.12	$—	$0.14	$0.05

Net income per share

Basic	$0.29	$0.21	$0.94	$0.64

Assuming dilution	$0.29	$0.20	$0.93	$0.63

Average number of common shares outstanding—basic	103,053	100,879	102,974	99,064

Average number of common shares outstanding—diluted	104,424	102,994	104,272	101,737

Dividends declared per share	$0.27	$—	$0.81	$—

See notes to condensed consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$97,238	$63,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,980	51,311
Deferred income tax (benefit) provision	(6,251)	781
Deferred gain recognized	(10,861)	(3,576)
Amortization of deferred loan fees and other costs	3,867	3,316
Equity in earnings of joint ventures	(9,813)	(22,033)
Gain on sales of investment property	(13,631)	(7,030)
Operating distributions from joint ventures	18,979	19,754
Cost of development property and non-strategic assets sold	55,809	49,229
Capital expenditures for development property	(42,896)	(62,981)
Other, net	6,314	(1,652)
Change in deferred credits and other liabilities	26,458	13,548
Change in other operating assets and liabilities	(14,051)	11,976

Net cash provided by operating activities	168,142	116,257

Cash flows from investing activities:
Property acquisitions	(27,574)	(94,248)
Capital expenditures for investment property	(155,642)	(103,064)
Tenant improvements	(4,410)	(5,491)
Reimbursable construction costs	2,769	(5,128)
Net proceeds from sale of investment property	40,370	27,800
Distributions from joint ventures	—	8,601
Contributions to joint ventures	(1,445)	(6,028)
Decrease (increase) in restricted cash and investments	51,971	(7,308)

Net cash used in investing activities	(93,961)	(184,866)

Cash flows from financing activities:
Borrowings	142,131	70,262
Repayment of borrowings	(159,094)	(131,980)
Dividends	(83,151)	—
Distributions to minority partners	—	(4,551)
Proceeds from issuance of common stock	3,857	53,925

Net cash used in financing activities	(96,257)	(12,344)

Net decrease in cash and cash equivalents	(22,076)	(80,953)
Cash and cash equivalents at beginning of period	45,931	274,927

Cash and cash equivalents at end of period	$23,855	$193,974

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$44,348	$46,500
Income taxes	$42,104	$57,923

Non-cash financing activities:
Debt forgiveness—property reconveyance/reduction	$(9,209)	$(6,536)

See notes to condensed consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 1. Description of Business

Catellus Development Corporation (together with its subsidiaries, “Catellus” or the “Company”) owns and develops primarily industrial properties located in major markets in California, Illinois, Texas and Colorado, with recent expansion into Georgia and New Jersey. The Company operated as a fully taxable C-corporation through December 31, 2003. At December 31, 2003, the Company reorganized its operations in order to operate as a real estate investment trust (“REIT”) commencing January 1, 2004 (see Note 11). All references to Catellus or the Company mean the current Catellus or its predecessor, as the context requires.

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

At September 30, 2004, the Company holds significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FIN 46-R. The Company’s significant variable interests are in the form of equity interests in three of its unconsolidated joint ventures:

•	Bayport Alameda Associates, LLC was formed in May 2003 to redevelop land in Alameda, California into 485 residential lots for sale. No further cash contributions are required.

•	Bergstrom Partners, L.P. was formed in January 2003 to redevelop and market 624 acres of land at a former missile test site in Travis County, Texas. The Company is required to contribute up to $1.0 million in total contributions should there be insufficient funds to meet its current or projected financial requirements.

•	SAMS Venture, LLC was formed in January 2003 to initially develop a new 545,000 square foot office park for the Los Angeles Air Force Base, convey that property to the United States Air Force in exchange for three parcels of land totaling 56 acres and other consideration, and finally either sell or develop for sale the three parcels. The Company’s exposure will increase should this joint venture require additional contributions from its joint venture partners.

The Company’s maximum exposure in the current financial statements as a result of its involvement with these variable interest entities is $2.2 million as of September 30, 2004.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for stock-based compensation

At September 30, 2004, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. All options when granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Subsequently, as a result of a stock option exchange offer related to the REIT conversion, compensation expense of $0.8 million and $2.5 million was recognized for the three months and nine months ended September 30, 2004, respectively (see Note 11). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net income, as reported	$29,813	$20,949	$97,238	$63,614
Add: Stock-based employee compensation expense included in reported net income	853	—	2,514	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2003	(259)	(1,373)	(1,008)	(3,993)

Pro forma net income	$30,407	$19,576	$98,744	$59,621

Earnings per share:
Basic—as reported	$0.29	$0.21	$0.94	$0.64

Basic—pro forma	$0.30	$0.19	$0.96	$0.60

Diluted—as reported	$0.29	$0.20	$0.93	$0.63

Diluted— pro forma	$0.29	$0.19	$0.95	$0.59

During the first quarter of 2004, the Compensation and Benefits Committee of the Company’s Board of Directors established two performance-based executive award plans under the Company’s 2003 Performance Award Plan: the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). The awards granted are non-voting units of measurement (“Performance Units”) that are deemed to represent one share of the Company’s common stock. Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of the Company’s common stock. Dividend equivalents are credited to participants’ accounts as additional Performance Units. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. TIP awards vest no sooner than December 31, 2004 if at least 50% of defined performance targets have been achieved and certain time vesting requirements are met and are payable in the Company’s common stock. LTIP awards vest at December 31, 2006 if the Company’s total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. Awards under the LTIP are payable 50% in the Company’s common stock and 50% in cash.

At September 30, 2004, 359,576 Performance Units, representing the aggregate number initially awarded under both plans plus additional Performance Units from dividend equivalents on the initial awards, have been credited to participants’ accounts, subject to the vesting requirements discussed in the preceding paragraph. As required by APB 25, the Company has recognized $1.5 million and $4.1 million as compensation expense during the three and nine months ended September 30, 2004, respectively, with the corresponding liability recorded in “Deferred Credits and Other Liabilities” in the accompanying condensed consolidated balance sheet. For purposes of recognizing compensation expense, TIP performance is based on the Company’s current estimate of the timing for achieving performance targets, and LTIP performance is measured on the basis of actual results as of September 30, 2004.

        During 2004, the Company granted to certain officers an aggregate of 196,595 shares of restricted stock and restricted stock units with a fair market value of $4.8 million as of the grant date. In addition, during 2004 the Company granted to non-employee directors an aggregate of 17,696 Director Restricted Stock Units with a fair market value of $0.4 million as of the grant date. Restricted stock, restricted stock units and Director Restricted Stock Units are entitled to dividend equivalents representing dividends on an equal number of shares of the Company’s common stock. Dividend equivalents on restricted stock and restricted stock units are payable in cash. For dividends with a record date prior to January 1, 2005, dividend equivalents on Director Restricted Stock Units get credited to directors’ accounts as additional Director Restricted Stock Units. For each year beginning January 1, 2005, non-employee directors will be able to elect to receive dividend equivalents on Director Restricted Stock Units in cash or as additional Director Restricted Stock Units.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expenses dividends paid on restricted stock and restricted stock units. For the three and nine months ended September 30, 2004, dividends paid were $0.4 million and $1.1 million, respectively.

Income Taxes

The Company has restructured to operate as a REIT effective January 1, 2004. In general, a corporation that elects REIT status and distributes at least 90% of its taxable income to its stockholders and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to federal income taxation to the extent it distributes its taxable income. The Company is operating so as to qualify as a REIT beginning January 1, 2004, including paying at least 90% of REIT taxable income to stockholders in 2004 and subsequent years.

As part of the restructuring operations of the Company to qualify as a REIT, subsidiaries have been created (subject to certain size limitations) that qualify as Taxable REIT Subsidiaries (“TRS”) and will be subject to federal and state income taxes. Accordingly, the Company will still be liable for federal and state taxes with respect to income earned in the TRS. As a result of this future tax liability, certain assets of the TRS carry temporary differences between book and tax amounts that are reflected as net deferred tax liabilities at the TRS and in the consolidated balance sheet. In addition, our 1999 and later federal and state tax returns are still open with certain returns currently under audit, which may result in additional taxes with respect to these prior years. Also, a majority of the Company’s assets owned in the REIT as of December 31, 2003 had values in excess of tax basis (“built-in-gain”) of approximately $1.7 billion. Under the REIT rules, the Company is liable for the tax on this built-in-gain if it is realized in a taxable transaction (as for example by sale of the asset) before January 1, 2014. The Company believes that it will pay taxes on built-in-gains on certain of the Company’s assets in the event the Company cannot effectuate a tax-free exchange. Lastly, the Company expects that once certain tasks are completed, certain of the Company’s assets not currently in the TRS will later be contributed to the TRS and carry temporary differences between book and tax amounts.

In order to qualify as a REIT, among other things, the Company was required to distribute its accumulated earnings and profits (“E&P”) to the Company’s stockholders in one or more taxable dividends prior to the end of the first full taxable year for which the REIT election is effective. In order to meet the required distribution of accumulated E&P, the Company made distributions of $128 million in cash and 10.7 million shares of Catellus stock valued at $252 million in the fourth quarter of 2003. The amount of the distributions was based, in part, upon the estimated amount of accumulated E&P at year-end 2003. Although the Company believes that the distributions were sufficient to eliminate all of its accumulated E&P, to the extent that adjustments to prior years’ taxable income results in higher cumulative E&P, the Company will make an additional taxable distribution (in the form of cash and/or securities) at that time.

Income tax (expense) benefit for the nine months ended September 30, 2004 was generated at both the REIT level and the TRS. The TRS income before income taxes was $13.8 million with an effective overall rate of 40.08%. The Company has accrued $2.3 million state taxes at the REIT level to reflect expected state tax liability resulting from projected taxable income in California in excess of federal taxable income that is not distributed to stockholders and therefore taxed in the REIT.

Income tax (expense) benefit on consolidated income from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Current	$(6,919)	$(11,949)	$(14,069)	$(34,061)
Deferred	1,014	(507)	6,251	(781)

Total	$(5,905)	$(12,456)	$(7,818)	$(34,842)

Non – strategic asset sales

The Company’s sales of non-strategic assets are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Sales	$—	$1,150	$16,497	$9,088
Cost of sales	—	(222)	(56)	(803)

Gain	$—	$928	$16,441	$8,285

During the second quarter of 2004, the Company sold substantially all of its remaining desert properties for $16.4 million.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Restricted Cash and Investments

Of the total restricted cash and investments of $12.6 million at September 30, 2004, and $64.6 million at December 31, 2003, $2.0 million and $38.1 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis. Approximately $10.0 million at September 30, 2004 represents funds in escrow for environmental work related to a land acquisition. Approximately $0.6 million and $23.1 million at September 30, 2004 and December 31, 2003, respectively, represent funds held in pledge accounts at a bank until certain loan collateral pool requirements are met. These requirements relating to the December 31, 2003 funds were met in 2004 and the restricted cash of $23.1 million was released accordingly and was used to pay down debt. In addition, restricted investments of $3.4 million at December 31, 2003, represented certificates of deposits used to guarantee lease performance; this $3.4 million of restricted cash was released in April 2004.

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

	Three Months Ended September 30,
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$17,897	103,053	$0.17	$21,012	100,879	$0.21

Effect of dilutive securities:
Stock options	—	748		—	2,115
Restricted stock and restricted stock units	—	546		—	—
Other compensation incentive plans	—	77		—	—

Income from continuing operations assuming dilution	$17,897	104,424	$0.17	$21,012	102,994	$0.20

Net gain (loss) from discontinued operations	$11,916	103,053	$0.12	$(63)	100,879	$—

Effect of dilutive securities:
Stock options	—	748		—	2,115
Restricted stock and restricted stock units	—	546		—	—
Other compensation incentive plans	—	77		—	—

Net gain from discontinued operations assuming dilution	$11,916	104,424	$0.12	$(63)	102,994	$—

Net income	$29,813	103,053	$0.29	$20,949	100,879	$0.21

Effect of dilutive securities:
Stock options	—	748		—	2,115
Restricted stock and restricted stock units	—	546		—	—
Other compensation incentive plans	—	77		—	—

Net income assuming dilution	$29,813	104,424	$0.29	$20,949	102,994	$0.20

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months Ended September 30,
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$82,452	102,974	$0.80	$58,807	99,064	$0.59

Effect of dilutive securities:
Stock options	—	770		—	2,673
Restricted stock and restricted stock units	—	519		—	—
Other compensation incentive plans	—	9		—	—

Income from continuing operations assuming dilution	$82,452	104,272	$0.79	$58,807	101,737	$0.58

Net gain from discontinued operations	$14,786	102,974	$0.14	$4,807	99,064	$0.05

Effect of dilutive securities:
Stock options	—	770		—	2,673
Restricted stock and restricted stock units	—	519		—	—
Other compensation incentive plans	—	9		—	—

Net gain from discontinued operations assuming dilution	$14,786	104,272	$0.14	$4,807	101,737	$0.05

Net income	$97,238	102,974	$0.94	$63,614	99,064	$0.64

Effect of dilutive securities:
Stock options	—	770		—	2,673
Restricted stock and restricted stock units	—	519		—	—
Other compensation incentive plans	—	9		—	—

Net income assuming dilution	$97,238	104,272	$0.93	$63,614	101,737	$0.63

Note 5. Mortgage and Other Debt

Mortgage and other debt at September 30, 2004 and December 31, 2003, are summarized as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Fixed rate mortgage loans	$1,089,411	$1,051,004
Floating rate mortgage loans	115,471	139,223
Assessment district bonds	63,664	63,802
Construction loans	50,000	54,220
Revolving credit facility	35,000	50,000
Other loans	395	19,805

Mortgage and other debt	1,353,941	1,378,054
Liabilities of assets held for sale:
Floating rate mortgage loans	—	2,071

Total mortgage and other debt	$1,353,941	$1,380,125

Due within one year	$73,978	$97,968

During the first nine months of 2004, the Company closed a $75.0 million fixed rate mortgage loan bearing interest at 5.96% (6.38% effective rate considering financing costs) with a 25-year amortization schedule and maturity in November 2008. The loan is collateralized by certain of the Company’s operating properties and by an assignment of rents generated by the underlying properties and has a prepayment penalty if paid prior to maturity.

In October 2004, the Company’s $50.0 million variable rate construction loan matured. The Company exercised its option to extend $30.0 million for one year and repaid $20.0 million with funds from the revolving credit facility. The $50.0 million is included in the $74.0 million “Due within one year” reflected in the table above.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest costs relating to mortgage and other debt for the three and nine months ended September 30, 2004 and 2003, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Total interest incurred	$21,487	$21,673	$64,504	$65,384
Interest capitalized	(5,528)	(5,750)	(16,100)	(15,476)

Interest expensed	15,959	15,923	48,404	49,908
Less discontinued operations	(196)	(340)	(583)	(1,130)

Interest expense from continuing operations	$15,763	$15,583	$47,821	$48,778

Note 6. Property

Book value by property type consists of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Rental properties:
Industrial buildings	$1,281,977	$1,202,788
Office buildings	393,728	386,438
Retail buildings	98,313	99,198
Ground leases and other	173,641	169,127
Investment in operating joint ventures	(20,829)	(19,876)

	1,926,830	1,837,675

Developable properties:
Commercial	181,003	165,199
Residential	86,762	59,914
Urban	303,971	263,385
Investment in development joint ventures	49,853	54,467

	621,589	542,965

Work-in-process:
Commercial	60,619	75,458
Urban	7,073	12,759

	67,692	88,217

Furniture, fixtures and equipment	18,548	28,434
Other	708	724

Gross book value	2,635,367	2,498,015
Accumulated depreciation	(486,288)	(446,872)

Net book value	$2,149,079	$2,051,143

Subsequent to September 2004, the Company signed a contract to sell its assets in Third and King Investors, LLC, a development joint venture. In the third quarter 2004, an impairment charge of $1.0 million on the net realizable value of our investment in the joint venture was recorded.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Segment Reporting

The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business between long-term operations and those which the Company intends to transition out of over time and before the adjustments for discontinued operations. The Company has two reportable segments: Core Segment, and Urban, Residential and Other Segment (“URO”). Core Segment includes (1) the management and leasing of the Company’s rental portfolio, (2) commercial development activities, which focuses primarily on acquiring and developing suburban commercial business parks for the Company’s own rental portfolio and selling land and/or buildings that the Company has developed to users and other parties; and (3) select land development opportunities where the Company can utilize its land development skills with minimal capital investment. URO includes the remaining residential projects, urban development activities and desert land sales, which the Company intends to transition out of over time, and REIT transition costs.

Inter-segment gains and losses are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by reportable segment is as follows:

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended September 30, 2004
Revenue
Rental revenue	$77,543	$—	$77,543	$(995)	$76,548
Sales revenue	33,434	36,824	70,258	(30,771)	39,487
Management, development and other fees	394	—	394	—	394

	111,371	36,824	148,195	(31,766)	116,429

Costs and expenses
Property operating costs	(22,014)	—	(22,014)	239	(21,775)
Cost of sales	(21,436)	(20,862)	(42,298)	19,154	(23,144)
Selling, general and administrative expenses	(7,418)	(6,201)	(13,619)	—	(13,619)
Depreciation and amortization	(20,409)	(166)	(20,575)	231	(20,344)

	(71,277)	(27,229)	(98,506)	19,624	(78,882)

Operating income	40,094	9,595	49,689	(12,142)	37,547

Other income
Equity in losses of operating joint ventures, net	(802)	—	(802)	—	(802)
Equity in earnings of development joint ventures, net	100	1,104	1,204	—	1,204
Gain on non-strategic asset sales	—	—	—	—	—
Interest income	1,662	481	2,143	—	2,143
Other	1,515	(342)	1,173	(7)	1,166

	2,475	1,243	3,718	(7)	3,711

Other expenses
Interest expense	(15,959)	—	(15,959)	196	(15,763)
Other	(498)	(1,232)	(1,730)	37	(1,693)

	(16,457)	(1,232)	(17,689)	233	(17,456)

Income before income taxes and discontinued operations	26,112	9,606	35,718	(11,916)	23,802
Income tax expense	(1,421)	(4,484)	(5,905)	—	(5,905)

Income from continuing operations	24,691	5,122	29,813	(11,916)	17,897

Discontinued operations, net of income tax
Gain from disposal of discontinued operations	—	—	—	11,617	11,617
Income from discontinued operations	—	—	—	299	299

Net gain from discontinued operations	—	—	—	11,916	11,916

Net income	$24,691	$5,122	$29,813	$—	$29,813

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended September 30, 2003
Revenue
Rental revenue	$75,337	$—	$75,337	$(1,258)	$74,079
Sales revenue	2,106	43,409	45,515	—	45,515
Management, development and other fees	1,695	1,259	2,954	—	2,954

	79,138	44,668	123,806	(1,258)	122,548

Costs and expenses
Property operating costs	(23,102)	—	(23,102)	342	(22,760)
Cost of sales	(2,090)	(25,416)	(27,506)	335	(27,171)
Selling, general and administrative expenses	(8,241)	(7,124)	(15,365)	—	(15,365)
Depreciation and amortization	(17,788)	(278)	(18,066)	345	(17,721)

	(51,221)	(32,818)	(84,039)	1,022	(83,017)

Operating income	27,917	11,850	39,767	(236)	39,531

Other income
Equity in earnings of operating joint ventures, net	540	—	540	—	540
Equity in earnings of development joint ventures, net	—	7,553	7,553	—	7,553
Gain on non-strategic asset sales	—	928	928	—	928
Interest income	915	830	1,745	—	1,745
Other	(4)	585	581	—	581

	1,451	9,896	11,347	—	11,347

Other expenses
Interest expense	(15,923)	—	(15,923)	340	(15,583)
REIT transition costs	—	(1,416)	(1,416)	—	(1,416)
Other	(258)	(153)	(411)	—	(411)

	(16,181)	(1,569)	(17,750)	340	(17,410)

Income before income taxes and discontinued operations	13,187	20,177	33,364	104	33,468
Income tax expense	(4,344)	(8,071)	(12,415)	(41)	(12,456)

Income from continuing operations	8,843	12,106	20,949	63	21,012

Discontinued operations, net of income tax
Loss from disposal of discontinued operations	—	—	—	(201)	(201)
Income from discontinued operations	—	—	—	138	138

Net loss from discontinued operations	—	—	—	(63)	(63)

Net income	$8,843	$12,106	$20,949	$—	$20,949

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Nine Months Ended September 30, 2004
Revenue
Rental revenue	$232,719	$—	$232,719	$(3,346)	$229,373
Sales revenue	74,998	50,172	125,170	(40,693)	84,477
Management, development and other fees	1,920	931	2,851	—	2,851

	309,637	51,103	360,740	(44,039)	316,701

Costs and expenses
Property operating costs	(63,713)	—	(63,713)	676	(63,037)
Cost of sales	(44,603)	(33,567)	(78,170)	27,062	(51,108)
Selling, general and administrative expenses	(21,305)	(17,876)	(39,181)	—	(39,181)
Depreciation and amortization	(57,143)	(739)	(57,882)	902	(56,980)

	(186,764)	(52,182)	(238,946)	28,640	(210,306)

Operating income (loss)	122,873	(1,079)	121,794	(15,399)	106,395

Other income
Equity in earnings of operating joint ventures, net	3,991	—	3,991	—	3,991
Equity in earnings of development joint ventures, net	100	5,722	5,822	—	5,822
Gain on non-strategic asset sales	—	16,441	16,441	—	16,441
Interest income	5,850	1,531	7,381	—	7,381
Other	1,781	649	2,430	(7)	2,423

	11,722	24,343	36,065	(7)	36,058

Other expenses
Interest expense	(48,404)	—	(48,404)	583	(47,821)
REIT transition costs	—	(420)	(420)	—	(420)
Other	(1,247)	(2,732)	(3,979)	37	(3,942)

	(49,651)	(3,152)	(52,803)	620	(52,183)

Income before income taxes and discontinued operations	84,944	20,112	105,056	(14,786)	90,270
Income tax expense	(7,306)	(512)	(7,818)	—	(7,818)

Income from continuing operations	77,638	19,600	97,238	(14,786)	82,452

Discontinued operations, net of income tax
Gain from disposal of discontinued operations	—	—	—	13,631	13,631
Income from discontinued operations	—	—	—	1,155	1,155

Net gain from discontinued operations	—	—	—	14,786	14,786

Net income	$77,638	$19,600	$97,238	$—	$97,238

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Nine Months Ended September 30, 2003
Revenue
Rental revenue	$224,520	$—	$224,520	$(4,613)	$219,907
Sales revenue	58,616	48,011	106,627	(28,202)	78,425
Management, development and other fees	5,599	4,302	9,901	—	9,901

	288,735	52,313	341,048	(32,815)	308,233

Costs and expenses
Property operating costs	(62,882)	—	(62,882)	1,314	(61,568)
Cost of sales	(45,215)	(26,381)	(71,596)	21,172	(50,424)
Selling, general and administrative expenses	(21,999)	(13,424)	(35,423)	—	(35,423)
Depreciation and amortization	(51,675)	(828)	(52,503)	1,192	(51,311)

	(181,771)	(40,633)	(222,404)	23,678	(198,726)

Operating income	106,964	11,680	118,644	(9,137)	109,507

Other income
Equity in earnings of operating joint ventures, net	5,199	—	5,199	—	5,199
Equity in earnings of development joint ventures, net	—	16,834	16,834	—	16,834
Gain on non-strategic asset sales	—	8,285	8,285	—	8,285
Interest income	2,427	3,036	5,463	(5)	5,458
Other	1,945	585	2,530	—	2,530

	9,571	28,740	38,311	(5)	38,306

Other expenses
Interest expense	(49,908)	—	(49,908)	1,130	(48,778)
REIT transition costs	—	(4,779)	(4,779)	—	(4,779)
Other	(591)	(16)	(607)	—	(607)

	(50,499)	(4,795)	(55,294)	1,130	(54,164)

Income before income taxes and discontinued operations	66,036	35,625	101,661	(8,012)	93,649
Income tax expense	(23,797)	(14,250)	(38,047)	3,205	(34,842)

Income from continuing operations	42,239	21,375	63,614	(4,807)	58,807

Discontinued operations, net of income tax
Gain from disposal of discontinued operations	—	—	—	4,218	4,218
Income from discontinued operations	—	—	—	589	589

Net gain from discontinued operations	—	—	—	4,807	4,807

Net income	$42,239	$21,375	$63,614	$—	$63,614

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Commitments and Contingencies

The Company has surety bonds and standby letters of credit related to various development projects, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These surety bonds, standby letters of credit, guarantees, and capital contribution commitments as of September 30, 2004, are summarized in the following categories (in thousands).

Off-balance sheet liabilities:
Surety bonds	$219,713
Standby letters of credit	51,826
Debt service guarantees	72,064
Contribution commitments	7,315

Sub-total	350,918
Liabilities included in balance sheet:
Standby letters of credit	10,836

Total	$361,754

Surety bonds are used to guarantee the construction of infrastructure and public improvements as a requirement of entitlement. Surety bonds are commonly required by public agencies from real estate developers, are renewable, and expire upon completion of the required improvements. The typical development period of the Company’s development projects is approximately one to three years. An example of the type of event that would require the Company to perform under these surety bonds would be the failure of the Company to construct or complete the required improvements. At September 30, 2004, the Company has not been required to fund any of the surety bonds.

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are similar in nature and term as the surety bonds described above. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements. As of September 30, 2004, the Company has a total of $62.7 million in standby letters of credit which are scheduled to expire between March 2005 and June 2006. Of this total, $51.8 million is off-balance sheet ($46.3 million in financial letters of credit and $5.5 million in performance letters of credit). The remaining $10.8 million is related to obligations that are reflected in “Mortgage and other debt” in the Company’s condensed consolidated balance sheet and were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $51.8 million in letters of credit that are related to non-balance sheet items. When the assessment districts are consolidated, the balance sheet is fully consolidated, so there are several corresponding debits, the most significant of which is the associated improvements. An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At September 30, 2004, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for certain of its unconsolidated joint ventures. At September 30, 2004, based on the joint ventures’ outstanding debt balances, these debt guarantees totaled $72.1 million and are scheduled to expire between March 2005 and September 2005. These debt service guarantees are typical business arrangements commonly required of real estate developers. An example of the types of events that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At September 30, 2004, the Company has not been required to satisfy any amounts under these debt service guarantees.

The Company is required to make additional capital contributions to six of its unconsolidated joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls. The Company agreed with two unconsolidated joint ventures, Serrano Associates, LLC and SAMS Venture, LLC to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of September 30, 2004, the Company cumulatively contributed $20.0 million to Serrano Associates, LLC, as additional contributions, and $0.6 million as additional contributions to SAMS Venture, LLC. The Company is also required to make additional capital contributions to another four of its unconsolidated joint ventures should additional capital contributions be necessary (see chart below).

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Contribution Committed	Remaining Contribution Commitment
	(In thousands)
Talega Village, LLC (1)	$14,000	$4,570
Parkway Company, LLC	38,000	2,530
Third and King Investors, LLC	25,000	—
Bergstrom Partners, L.P.	1,000	168

	$78,000	$7,268

(1)	Talega Village, LLC has substantially wound up operations and the Company does not expect to make any future capital contributions.

As of September 30, 2004, the Company does not expect to fund any significant capital contributions beyond the maximum capital requirements.

Generally, any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

In addition to the contingent liabilities summarized in the tables above, the Company also has the following contingencies:

As of September 30, 2004, $163.3 million of Community Facility District bonds were sold to finance public infrastructure improvements at several Company projects. The Company provided letters of credit totaling $40.5 million in support of some of these bonds. The $40.5 million is included in the standby letters of credit and surety bonds amounts disclosed above. The Company is required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the projects are insufficient. As of September 30, 2004, the Company does not expect to be required to satisfy any shortfall in annual debt service obligation for these bonds other than through its payment of normal property and special district taxes.

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2004, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $2.3 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $8.7 million of similar costs relating to the Company’s properties to be developed or sold. In addition, the Company has approximately $10.0 million in escrow for environmental work related to a land acquisition (see Note 3). The Company may incur additional costs related to management of excess contaminated soil from its projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the nine months ended September 30, 2004, totaled $2.4 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

Note 9. Related Party Transactions

The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees recognized were $0.1 million and $1.3 million for the three and nine months ended September 30, 2004, respectively, primarily from SAMS Venture, LLC for the third quarter and Third and King Investors, LLC and SAMS Venture, LLC for the nine-month period. Fees recognized were $2.8 million and $6.1 million for the three and nine months ended September 30, 2003, respectively, of which $1.2 million and $4.0 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek LLC, Serrano Associates, LLC, and Talega Village, LLC. Deferred fees of $2.2 million primarily from Serrano Associates, LLC, Third and King Investors, LLC, and Bergstrom Partners, L.P. at September 30, 2004, will be recognized as completed projects are sold or the venture is sold or liquidated. In September 2003, the Company sold its investment interest in Traer Creek LLC. A provision in the sales agreement allowed for a discount on the purchase price of $1.0 million depending on the buyer’s timing of payment of the note. Thus the Company deferred a gain of $5.4 million at December 31, 2003, which was subsequently fully recognized in 2004 upon the buyer’s full payment of the note.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent and reimbursable payments of $1.3 million and $0.9 million were received and recognized as rental income during each of the three months ended September 30, 2004 and 2003, respectively, and $3.8 million and $2.7 million in each of the nine months ended September 30, 2004 and 2003. Rent payments of $1.3 million of previously received rent were deferred at September 30, 2004, and will be recognized, together with annual rents, over the life of the lease.

The Company has a $4.5 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the joint venture and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $33,000 for each of the three-month periods ended September 30, 2004 and 2003, and $101,000 for each of the nine-month periods ended September 30, 2004 and 2003. This lease will expire in November 2011. As lessor, the Company entered into a ground lease with this joint venture, which will expire in August 2054. The Company earned rental income of $0.1 million for each of the three-month periods ended September 30, 2004 and 2003, and $0.3 million for each of the nine-month periods ended September 30, 2004 and 2003, and has recorded a $2.5 million receivable and a $1.0 million reserve associated with this lease.

In January 2004, the Company sold its 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to an entity whose principal was a former Company employee.

In June 2004, the Company sold a small parcel of land to SAMS Venture, LLC for $0.7 million for a $0.1 million gain, of which 50% was deferred.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Discontinued Operations

In general, sales of rental property are classified as discontinued operations. Therefore, income or loss attributed to the operations and sale of rental property sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the period up to September 30, 2004. Additionally, all periods presented will likely require further reclassification in future periods as additional sales of rental properties occur.

Discontinued operations activities for the three and nine months ended September 30, 2004 and 2003, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Gain from disposal of discontinued operations
Sales revenue	$30,771	$—	$40,693	$28,202
Cost of sales	(19,154)	(335)	(27,062)	(21,172)

	11,617	(335)	13,631	7,030
Income tax expense	—	134	—	(2,812)

Net gain (loss)	$11,617	$(201)	$13,631	$4,218

Rental Revenue	$995	$1,258	$3,346	$4,613

Income from discontinued operations	$299	$231	$1,155	$982
Income tax expense	—	(93)	—	(393)

Net gain from discontinued operations	$299	$138	$1,155	$589

Asset and liability balances of rental properties under contract to be sold at September 30, 2004 and December 31, 2003, consist of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Assets
Properties	$9,337	$5,806
Accumulated depreciation	(3,930)	(3,589)

Net	5,407	2,217
Other assets	1,371	135

Total assets	6,778	2,352

Liabilities
Mortgage and other debt	—	(2,071)
Payables	(24)	(108)
Other liabilities	(48)	(117)

Total liabilities	(72)	(2,296)

Net assets	$6,706	$56

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. REIT Conversion

On January 5, 2004, the Company announced that it had completed the restructuring of its operations to qualify as a REIT and began operating as a REIT as of January 1, 2004. The REIT conversion had the following effects on the financial statements as of or for the three and nine months ended September 30, 2004 and 2003:

•	cash dividends of $0.27 per common share for the fourth quarter 2003, the first quarter 2004, and the second quarter 2004 were paid on January 15, 2004, April 15, 2004, and July 15, 2004, respectively, and a third quarter 2004 cash dividend of $0.27 per common share was declared on September 9, 2004, and paid on October 15, 2004 to stockholders of record at the close of business on September 27, 2004. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control;

•	conversion and related restructuring costs of $1.4 million were paid to third parties during the three months ended September 30, 2003, and $0.4 million and $4.8 million during the nine months ended September 30, 2004 and 2003, respectively. The Company does not expect to incur any additional conversion and related restructuring costs; and

•	amortization of costs, for the three and nine months ended September 30, 2004, associated with the 2003 stock option exchange offer, which includes the costs for the restricted stock and restricted stock units, was $2.5 million and $7.5 million, respectively (the total of such cost will be amortized over three years until December 31, 2006), and compensation expenses of $0.8 million and $2.5 million, respectively, were recognized as a result of the required variable accounting treatment for options that remained outstanding upon the expiration of the exchange offer program on October 29, 2003 (the total of such expenses will be amortized over the remaining vesting period of the options).

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

Our rental portfolio provides a relatively consistent source of earnings and our development activities provide cash flow through sales of land or the conversion of our developable land to property that is either added to our portfolio or sold to tenants, developers, investors, or other interested parties. We invest in new land to ensure our potential for growth. As of September 30, 2004, we owned 40.7 million square feet of commercial rental properties, of which approximately 90.0% is industrial space. Our industrial rental portfolio is geographically diverse, located in major transportation corridors and distribution centers such as Southern California, Chicago, Dallas, Atlanta, with planned expansion into New Jersey. The majority of our rental portfolio is of newer construction and leased to diverse, high quality tenants through long-term leases with staggered lease expirations.

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

Revenue from sales of properties is recognized using the accrual method. If a sale does not qualify for the accrual method of recognition, other deferral methods are used as appropriate including the percentage-of-completion method. In certain instances, when we receive an inadequate cash down payment and take a promissory note for the balance of the sale price, the sale is deferred until such time as sufficient cash is received to meet minimum down payment requirements. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. A change in circumstances that causes the estimate of future costs, such as carrying costs and construction costs, to increase or decrease significantly would affect the gain or loss recognized on future sales.

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

Real estate is stated at cost and impairments are evaluated using the methodology described as follows: (a) for operating properties and properties held for development, a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling price, less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on projected discounted cash flows, using an estimated market discount rate; these discounted cash flows are also probability weighted. When performing the impairment review, we consider capitalized interest and other expenses as costs of development in cost projections; value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

Capitalization of costs

We capitalize direct construction and development costs, including predevelopment costs, property taxes, insurance, and certain indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. Interest is capitalized in accordance with FAS 34 (i.e., interest costs incurred during construction/development periods to get the assets ready for their intended use.) Costs previously capitalized related to any abandoned sales or acquisitions opportunities are written off. Should development activity decrease, a portion of interest, property taxes, insurance, and certain general and administrative costs would no longer be eligible for capitalization and would be expensed as incurred.

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

Environmental and legal reserves

We incur ongoing environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We maintain a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. These reserves, when established, are expensed. Costs relating to undeveloped land are capitalized as part of development costs, and costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold. It is anticipated that these costs may be incurred over a period of twenty years. Our estimates are developed based on reviews that took place over many years based upon then-prevailing law and identified site conditions. Because of the breadth of our portfolio, and past sales, we are unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting cleanup requirements, and a material expense may be recorded.

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

Income taxes

We began operating as a REIT effective January 1, 2004 under Sections 856 through 860 of the Internal Revenue Code. In order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on net income that we distribute currently to our stockholders. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal and state income and excise taxes on our undistributed taxable income. In addition, we will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through our TRS.

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

General

Business Segment Descriptions:

Our reportable segments are based on our method of internal reporting, which disaggregates our business between long-term operations and those which we intend to transition out of over time and before the adjustments for discontinued operations. We have two reportable segments: (1) Core Segment and (2) Urban, Residential and Other Segment (“URO”). Core Segment includes (a) the management and leasing of our rental portfolio, (b) commercial development activities, which focuses on acquiring and developing suburban commercial business parks for our own rental portfolio and selling land and/or buildings that we have developed to users and other parties, and (c) select land development opportunities where we can utilize our land development skills with minimal capital investment. URO includes the remaining residential projects, urban development activities and desert land sales, which we intend to transition out of over time, and REIT transition costs.

Consistent with our previously announced strategy of monetizing our non-core assets, we are in negotiations to sell to a financial investor substantially all of the remaining land and entitlements at Mission Bay (excluding a 9.65-acre parcel currently under ground lease negotiations with the University of California); West Bluffs, a 114-unit residential development in Westchester - Playa del Rey, California; Bayport, a 485-unit residential development in Alameda, California; and the remaining land at Santa Fe Depot, in San Diego, California. The consideration for the sale is expected to consist of cash and, in substantial part, a note, and we expect to continue to act as the developer for the projects for a fee. We also expect this development arrangement to include an incentive fee structure. If negotiations result in a definitive purchase and sale agreement, we expect the transaction will close in 2004.

Property Portfolio

Rental Portfolio

Our rental portfolio is comprised of commercial rental property, ground leases and other properties, and interests in several joint ventures. We own 40.7 million square feet of commercial rental property of which 90.0% is industrial, 7.8% is office, and 2.2% is retail.

Rental portfolio by state:

Square Feet by State - As of September 30, 2004

(In thousands, except for%’s)

	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
Southern California	14,407	35.4%	524	1.3%	216	0.5%	15,147	37.2%
Northern California	5,023	12.4%	840	2.1%	481	1.2%	6,344	15.7%
Illinois	6,385	15.7%	590	1.5%	—	0.0%	6,975	17.2%
Texas	3,264	8.0%	869	2.1%	—	0.0%	4,133	10.1%
Colorado	2,353	5.8%	273	0.7%	100	0.2%	2,726	6.7%
Arizona	1,123	2.8%	—	0.0%	74	0.2%	1,197	3.0%
Georgia	980	2.4%	—	0.0%	—	0.0%	980	2.4%
Ohio	966	2.4%	—	0.0%	—	0.0%	966	2.4%
Oregon	545	1.3%	57	0.1%	37	0.1%	639	1.5%
Kentucky	549	1.3%	—	0.0%	—	0.0%	549	1.3%
Maryland	471	1.2%	—	0.0%	—	0.0%	471	1.2%
Kansas	293	0.7%	—	0.0%	—	0.0%	293	0.7%
Virginia	252	0.6%	—	0.0%	—	0.0%	252	0.6%

Total	36,611	90.0%	3,153	7.8%	908	2.2%	40,672	100.0%

The following tables summarize the rental revenue and property operating costs by property type for the three and nine months ended September 30, 2004 and 2003:

Rental revenue by property type:

	Rental Revenue (1) Three Months Ended September 30,		Rental Revenue (1) Nine Months Ended September 30,
	2004	2003	2004	2003
Rental Portfolio
Industrial	$47,554	$44,931	$141,302	$132,364
Office	17,158	16,901	51,508	51,580
Retail	4,083	3,792	11,664	11,526
Ground leases and other properties	8,748	9,713	28,245	29,050

Rental revenue	77,543	75,337	232,719	224,520
Less: Discontinued operations	(995)	(1,258)	(3,346)	(4,613)

Rental revenue from continuing operations	76,548	74,079	229,373	219,907
Equity in earnings of operating joint ventures, net	(802)	540	3,991	5,199

Total rental revenue	$75,746	$74,619	$233,364	$225,106

(1)	Rental revenue includes equity in earnings of operating joint ventures, net.

Property operating costs by property type:

	Property Operating Costs Three Months Ended September 30,		Property Operating Costs Nine Months Ended September 30,
	2004	2003	2004	2003
Rental Portfolio
Industrial	$(10,726)	$(10,367)	$(31,647)	$(30,175)
Office	(7,115)	(7,297)	(20,607)	(20,549)
Retail	(1,494)	(1,238)	(4,145)	(3,306)
Ground leases and other properties	(2,679)	(4,200)	(7,314)	(8,852)

Property operating costs	(22,014)	(23,102)	(63,713)	(62,882)
Less: Discontinued operations	239	342	676	1,314

Total property operating costs	$(21,775)	$(22,760)	$(63,037)	$(61,568)

Core Segment Developable Land Inventory

Our existing Core Segment developable land can support an estimated 31.1 million square feet of new commercial development. For the three and nine months ended September 30, 2004, we invested approximately $24.2 million and $27.7 million, respectively, in the acquisition of land capable of supporting approximately 4.8 million square feet of commercial development in Woodbridge, NJ, Minooka and Glenview, IL. For the nine months ended September 30, 2004, the acquisition included 79,000 square feet that were immediately sold to final users.

Project Name	City/Location	September 30, 2004
		Square feet (In thousands)
Southern California
Kaiser Commerce Center	San Bernardino County	922
Crossroads Business Park	Ontario	1,877
Rancho Pacific Distribution Centre	Rancho Cucamonga	312
San Bernardino	San Bernardino	865
Pacific Center	Anaheim	44

Subtotal Southern Calif.		4,020

Northern California
Pacific Commons	Fremont	1,566
Duck Creek	Stockton	2,000
Spreckels Business Park	Manteca	586

Subtotal Northern Calif.		4,152

Subtotal California		8,172

Illinois
Minooka	Minooka	4,336
Internationale Centre	Woodridge	699
Joliet	Joliet	403

Subtotal Illinois		5,438

Texas
Hobby Business Park	Houston	1,529
Gateway Corporate Center	Coppell	1,120
Stellar Way Business Park	Grand Prairie	814
Gateway East Business Park	Garland	763
Plano	Plano	403

Subtotal Texas		4,629

Other
Eastgate	Aurora, CO	4,000
Stapleton Business Park	Denver, CO	150
South Shore Corp. Park	Gresham/Portland, OR	707
Circle Point Corporate Center	Westminster, CO	247
Cedar Grove Business Park	Louisville, KY	483
Douglas Hill Business Park	Atlanta, GA	350
Quakertown	Milford, Bucks County, PA	1,000
New Jersey	Woodbridge, NJ	3,344

Subtotal Other		10,281

Subtotal Outside of California		20,348

Total Owned Land		28,520
Option/Controlled Land
Alameda (FISC)	Alameda, CA	1,300
Prairie Glen Corporate Campus	Glenview, IL	207
Minooka	Minooka, IL	1,070

Total Inventory		31,097

Suburban Residential Land Inventory

The table below summarizes our residential land portfolio as of September 30, 2004:

	Ownership Interest	Lots/Units at September 30,2004
Northern California
Alameda (1)	100%	334
Serrano, Sacramento (2)	50%	972
Parkway, Sacramento (multi-family) (3)	50%	418
Bayport, Alameda (4)	33%	139

		1,863

Southern California
West Bluffs, Playa del Rey (5)	100%	114
Oceanside (6)	100%	—

		114

Total		1,977

(1)	Of the 334 lots, we own 46 and have the option to purchase 288 lots.
(2)	Of the 972 lots, 52 lots are currently under contract to be sold.
(3)	256 of the 418 lots are currently under contract to be sold.
(4)	65 of the 139 units are currently under contract to be sold.
(5)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act.
(6)	Represents 5 city blocks; therefore, lot inventory not included.

Urban Land Inventory

Our existing entitled Urban land inventory can support an estimated 10.1 million square feet of new development, 3,103 residential units, and a 500-room hotel. The chart below summarizes the estimated development potential of our current Urban land inventory as of September 30, 2004:

	Office	Retail	Residential	Hotel
	(Net Rentable Sq. Ft. in thousands)		(Units)	(Rooms)
Mission Bay (San Francisco, California)	4,089	—	3,103	500
Union Station (Los Angeles, California)	4,853	675	—	—
Santa Fe Depot (San Diego, California)	440	83	—	—

Total	9,382	758	3,103	500

As of September 30, 2004, 24.78 acres of Urban land is currently under contract to be sold. This Urban land is capable of supporting the development of 1,865 condominium units and 935,000 square feet of commercial space from the Mission Bay project; and 440,000 square feet of office space from the Santa Fe Depot project.

Other Land Holdings

As of September 30, 2004, we own approximately 7,100 acres of land in the Southern California desert after the land sale during the second quarter. The ownership of these desert properties is the result of historical land grants to our railroad predecessors. Because of its location, lack of contiguity among parcels, and other factors, much of this land currently is not suitable for traditional development activities. Substantially, all of the 7,100 acres of remaining desert properties are under contract and projected to be sold by the end of 2004.

Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Funds From Operations

As a REIT, we provide Funds From Operations (“FFO”) as a supplemental measure of performance calculated in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) (computed in accordance with GAAP), sales of certain assets, cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding depreciation on personal property) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Our management generally believes that FFO, as defined by NAREIT, is a meaningful supplemental measure of operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or to the operating performance of different companies. FFO does include gains on sales of land and build-to-suit development projects. In presenting our FFO for periods prior to operating as a REIT (which was effective January 1, 2004), we include a “hypothetical tax savings” that would have occurred had we been a REIT during those periods. We believe that presenting FFO as adjusted for hypothetical tax savings provides investors and analysts with a useful comparison of the hypothetical tax impacts of a REIT structure.

Below is a summary of net income by segment and FFO for the Three Months Ended September 30, 2004:

	Core	URO	Total (a)
	(In thousands)
Revenue
Rental revenue	$77,543	$—	$77,543
Sales revenue	33,434	36,824	70,258
Management, development and other fees	394	—	394

	111,371	36,824	148,195

Costs and expenses
Property operating costs	(22,014)	—	(22,014)
Cost of sales	(21,436)	(20,862)	(42,298)
Selling, general and administrative expenses	(7,418)	(6,201)	(13,619)
Depreciation and amortization	(20,409)	(166)	(20,575)

	(71,277)	(27,229)	(98,506)

Operating income	40,094	9,595	49,689

Other income
Equity in losses of operating joint ventures, net	(802)	—	(802)
Equity in earnings of development joint ventures, net	100	1,104	1,204
Gain on non-strategic asset sales	—	—	—
Interest income	1,662	481	2,143
Other	1,515	(342)	1,173

	2,475	1,243	3,718

Other expenses
Interest expense	(15,959)	—	(15,959)
Other	(498)	(1,232)	(1,730)

	(16,457)	(1,232)	(17,689)

Income before income taxes	26,112	9,606	35,718
Income tax expense	(1,421)	(4,484)	(5,905)

Net income	24,691	5,122	29,813
Depreciation	21,099	174	21,273
Less gain on rental property sales	(11,656)	—	(11,656)

NAREIT defined funds from operations (FFO)	$34,134	$5,296	$39,430

(a)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Below is a summary of net income by segment and FFO for the Three Months Ended September 30, 2003:

	Core	URO	Total(b)
	(In thousands)
Revenue
Rental revenue	$75,337	$—	$75,337
Sales revenue	2,106	43,409	45,515
Management, development and other fees	1,695	1,259	2,954

	79,138	44,668	123,806

Costs and expenses
Property operating costs	(23,102)	—	(23,102)
Cost of sales	(2,090)	(25,416)	(27,506)
Selling, general and administrative expenses	(8,241)	(7,124)	(15,365)
Depreciation and amortization	(17,788)	(278)	(18,066)

	(51,221)	(32,818)	(84,039)

Operating income	27,917	11,850	39,767

Other income
Equity in earnings of operating joint ventures, net	540	—	540
Equity in earnings of development joint ventures, net	—	7,553	7,553
Gain on non-strategic asset sales	—	928	928
Interest income	915	830	1,745
Other	(4)	585	581

	1,451	9,896	11,347

Other expenses
Interest expense	(15,923)	—	(15,923)
REIT transition costs	—	(1,416)	(1,416)
Other	(258)	(153)	(411)

	(16,181)	(1,569)	(17,750)

Income before income taxes	13,187	20,177	33,364
Income tax expense	(4,344)	(8,071)	(12,415)

Net income	8,843	12,106	20,949
Depreciation	18,091	429	18,520
Loss on rental property sales	301	—	301

NAREIT defined funds from operations (FFO)	27,235	12,535	39,770
Additional adjustments
Hypothetical tax savings (a)	5,452	—	5,452

FFO as adjusted for hypothetical tax savings	$32,687	$12,535	$45,222

(a)	Hypothetical tax benefit represents the tax savings effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the TRS was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Below is a summary of net income by segment and FFO for the Nine Months Ended September 30, 2004:

	Core	URO	Total (a)
	(In thousands)
Revenue
Rental revenue	$232,719	$—	$232,719
Sales revenue	74,998	50,172	125,170
Management, development and other fees	1,920	931	2,851

	309,637	51,103	360,740

Costs and expenses
Property operating costs	(63,713)	—	(63,713)
Cost of sales	(44,603)	(33,567)	(78,170)
Selling, general and administrative expenses	(21,305)	(17,876)	(39,181)
Depreciation and amortization	(57,143)	(739)	(57,882)

	(186,764)	(52,182)	(238,946)

Operating income (loss)	122,873	(1,079)	121,794

Other income
Equity in earnings of operating joint ventures, net	3,991	—	3,991
Equity in earnings of development joint ventures, net	100	5,722	5,822
Gain on non-strategic asset sales	—	16,441	16,441
Interest income	5,850	1,531	7,381
Other	1,781	649	2,430

	11,722	24,343	36,065

Other expenses
Interest expense	(48,404)	—	(48,404)
REIT transition costs	—	(420)	(420)
Other	(1,247)	(2,732)	(3,979)

	(49,651)	(3,152)	(52,803)

Income before income taxes	84,944	20,112	105,056
Income tax expense	(7,306)	(512)	(7,818)

Net income	77,638	19,600	97,238
Depreciation	58,981	539	59,520
Gain on rental property sales	(16,023)	—	(16,023)

NAREIT defined funds from operations (FFO)	$120,596	$20,139	$140,735

(a)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Below is a summary of net income by segment and FFO for the Nine Months Ended September 30, 2003:

	Core	URO	Total (b)
	(In thousands)
Revenue
Rental revenue	$224,520	$—	$224,520
Sales revenue	58,616	48,011	106,627
Management, development and other fees	5,599	4,302	9,901

	288,735	52,313	341,048

Costs and expenses
Property operating costs	(62,882)	—	(62,882)
Cost of sales	(45,215)	(26,381)	(71,596)
Selling, general and administrative expenses	(21,999)	(13,424)	(35,423)
Depreciation and amortization	(51,675)	(828)	(52,503)

	(181,771)	(40,633)	(222,404)

Operating income	106,964	11,680	118,644

Other income
Equity in earnings of operating joint ventures, net	5,199	—	5,199
Equity in earnings of development joint ventures, net	—	16,834	16,834
Gain on non-strategic asset sales	—	8,285	8,285
Interest income	2,427	3,036	5,463
Other	1,945	585	2,530

	9,571	28,740	38,311

Other expenses
Interest expense	(49,908)	—	(49,908)
REIT transition costs	—	(4,779)	(4,779)
Other	(591)	(16)	(607)

	(50,499)	(4,795)	(55,294)

Income before income taxes	66,036	35,625	101,661
Income tax	(23,797)	(14,250)	(38,047)

Net income	42,239	21,375	63,614
Depreciation	52,004	429	52,433
Less gain on rental property sales	(7,152)	—	(7,152)

NAREIT defined funds from operations (FFO)	87,091	21,804	108,895
Additional adjustments
Hypothetical tax savings (a)	22,558	—	22,558

FFO as adjusted for hypothetical tax savings	$109,649	$21,804	$131,453

(a)	Hypothetical tax benefit represents the tax savings effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the TRS was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

Ten Largest Tenants

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of September 30, 2004
The Gap	CA	Office	6.5%
APL Logistics, Inc.	CA, IL, GA, KY, TX	Industrial	5.5%
Ford Motor Company	CA, CO, TX, KS, VA	Industrial	2.9%
Exel Corporation	CA	Industrial	1.9%
J.C. Penney Company	TX	Office	1.9%
Kellogg’s USA, Inc. (2)	CA, IL, CO	Industrial	1.9%
Home Depot USA, Inc. (1)	CA	Industrial/Retail	1.6%
Office Depot, Inc.	CA	Industrial/Retail	1.5%
The Gillette Company	CA, IL	Industrial	1.4%
Spicers/LaSalle Paper	CA, OR	Industrial	1.2%

(1)	Includes a 117,000 square foot lease doing business as Home Expo.
(2)	Includes a 450,000 square foot lease and 81,000 square foot lease doing business as Kellogg Sales Company.

Rental Revenue

Rental revenue has increased primarily because of building additions. From October 2003 to September 2004, we added a net 2.5 million square feet to our rental portfolio. Rental revenue for three and nine months ended September 30, 2004 and 2003, are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Difference 2004/2003	2004	2003	Difference 2004/2003
	(In thousands)			(In thousands)
Rental revenue:
Same space (1)	$61,966	$62,440	$(474)	$187,080	$187,102	$(22)
Properties added to portfolio	6,352	2,111	4,241	15,396	5,013	10,383
Properties sold from portfolio	677	1,213	(536)	2,600	4,379	(1,779)
Ground leases and other	8,548	9,573	(1,025)	27,643	28,026	(383)

Total (2)	$77,543	$75,337	$2,206	$232,719	$224,520	$8,199

Property Operating Costs

Property operating costs has decreased for the three months ended September 30, 2004, primarily because of lower expenses from interim properties. Property operating costs for three and nine months ended September 30, 2004 and 2003, are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Difference 2004/2003	2004	2003	Difference 2004/2003
	(In thousands)			(In thousands)
Property operating costs:
Same space (1)	$(17,880)	$(18,010)	$130	$(52,346)	$(51,646)	$(700)
Properties added to portfolio	(1,241)	(536)	(705)	(3,382)	(1,143)	(2,239)
Properties sold from portfolio	(174)	(278)	104	(501)	(1,094)	593
Ground leases and other	(2,719)	(4,278)	1,559	(7,484)	(8,999)	1,515

Total (2)	$(22,014)	$(23,102)	$1,088	$(63,713)	$(62,882)	$(831)

(1)	Same space properties were owned and operated for the entire current year and the entire immediately preceding year.
(2)	These amounts do not consider the effect of discontinued operations. See Note 7 to the condensed consolidated financial statements for reconciliation to Statement of Operations.

We do not expect substantial changes in rental income from our same space rental portfolio; rather, we expect that growth in overall portfolio rental income will result primarily from new properties we will add to our rental portfolio over time.

Gain on Property Sales:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Core	URO	Total	Core	URO	Total
	(In thousands)
Building Sales
Sales proceeds	$30,731	$—	$30,731	$554	$2,068	$2,622
Cost of sales	(18,970)	(43)	(19,013)	(718)	(1,906)	(2,624)

Gain (loss)	11,761	(43)	11,718	(164)	162	(2)

Land/Lot Sales
Sales proceeds	2,047	36,713	38,760	648	39,566	40,214
Cost of sales	(1,652)	(20,600)	(22,252)	(735)	(22,792)	(23,527)

Gain (loss)	395	16,113	16,508	(87)	16,774	16,687

Ground Lease and Other Sales
Sales proceeds	656	111	767	904	1,775	2,679
Cost of sales	(814)	(219)	(1,033)	(637)	(718)	(1,355)

Gain (loss)	(158)	(108)	(266)	267	1,057	1,324

Total sales proceeds	33,434	36,824	70,258	2,106	43,409	45,515
Total cost of sales	(21,436)	(20,862)	(42,298)	(2,090)	(25,416)	(27,506)

Total gain on property sales	$11,998	$15,962	$27,960	$16	$17,993	$18,009

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Core	URO	Total	Core	URO	Total
	(In thousands)
Building Sales
Sales proceeds	$48,664	$6,819	$55,483	$47,158	$2,068	$49,226
Cost of sales	(32,773)	(6,771)	(39,544)	(38,010)	(1,906)	(39,916)

Gain	15,891	48	15,939	9,148	162	9,310

Land/Lot Sales
Sales proceeds	18,500	43,190	61,690	10,465	43,031	53,496
Cost of sales	(9,379)	(26,139)	(35,518)	(6,602)	(22,993)	(29,595)

Gain	9,121	17,051	26,172	3,863	20,038	23,901

Ground Lease and Other Sales
Sales proceeds	7,834	163	7,997	993	2,912	3,905
Cost of sales	(2,451)	(657)	(3,108)	(603)	(1,482)	(2,085)

Gain (loss)	5,383	(494)	4,889	390	1,430	1,820

Total sales proceeds	74,998	50,172	125,170	58,616	48,011	106,627
Total cost of sales	(44,603)	(33,567)	(78,170)	(45,215)	(26,381)	(71,596)

Total gain on property sales	$30,395	$16,605	$47,000	$13,401	$21,630	$35,031

Core Segment property sales are generated from the following sources: 1) purchase options exercised by existing tenants for rental properties, 2) sale of older rental properties to improve the overall quality of our rental portfolio, 3) select land parcels within our development projects, and 4) build-to-suit building sales.

URO Segment sales include, as of the conversion to a REIT, all remaining residential and urban projects, and desert land sales. (See Gain on Non-strategic Asset Sales below.)

Sales revenue less cost of sales increased $12.0 million in our Core Segment for the three months ended September 30, 2004 because of higher buildings and build-to-suit buildings gains. During the three months ended September 30, 2004, we sold a 750,000 square foot building, and closed on sales of improved land capable of supporting 0.3 million square feet of commercial development. During the three months ended September 30, 2003, we closed on the sale of improved land capable of supporting 58,000 square feet of commercial development. In addition, $0.1 million of deferred profit was recognized during the three months ended September 30, 2003.

Sales revenue less cost of sales increased $17.0 million in our Core Segment for the nine months ended September 30, 2004 because of higher buildings and build-to-suit sales of $6.7 million, higher ground lease and other sales due primarily to the recognition of $5.3 million of deferred gains from selling our interest in one of our joint ventures in September 2003, and higher land sale gains of approximately $5.0 million. During the nine months ended September 30, 2004, we sold three buildings totaling 886,000 square feet and two build-to-suit buildings totaling 58,000 square feet, closed on the sale of improved land capable of supporting 3.6 million square feet of commercial development, and closed 6.5 acres of ground leases. During the nine months ended September 30, 2003, we sold four operating properties totaling 797,000 square feet of building space, sold a 600,000 square foot build-to-suit building, closed on the sale of improved land capable of supporting 0.5 million square feet of commercial development, and recognized $2.2 million of deferred profits.

Sales revenue less cost of sales decreased $2.0 million in our URO Segment for the three months ended September 2004 due to lower ground lease and other sales and lower land and lot sales. During the three months ended September 30, 2004, we sold 7.9 acres of land at our Mission Bay project and recognized $3.6 million deferred revenue from the sale of residential lots. During the three months ended September 30, 2003, we closed on the sale of 2,149 residential lots, sold three condominiums from the Mission Bay project, closed 1.4 acres of land capable of supporting development of 285 condominium units from the Santa Fe Depot project, and sold 2,250.3 acres of ground leases.

Sales revenue less cost of sales decreased $5.0 million in our URO Segment for the nine months ended September 30, 2004 due to lower land and lot gains and lower ground lease sales. During the nine months ended September 30, 2004, we sold 8 condominiums and 7.9 acres of land at our Mission Bay project, 2.8 acres of land from the LA Union Station project, and certain ground leases. In addition, during the nine months ended September 30, 2004, we recognized deferred gain of $0.7 million from the 2003 sale of 1.0 acre of land capable of supporting development of 105 condominium units from the Mission Bay project and recognized $3.6 million deferred revenue from the sale of residential lots. During the nine months ended September 30, 2003, we closed on the sales of 2,170 residential lots, sold three condominiums from the Mission Bay project, closed 1.4 acres of land capable of supporting development of 285 condominiums units from the Santa Fe Depot project, and sold 2,434.7 acres of ground leases (see Variability in Results section). We plan to transition out of the residential and historic urban development activities, and desert land over time. As of September 30, 2004, we have 373 residential lots and 24.78 acres of urban land under contract to be sold during 2004 and 2005. On September 29, 2004, we have entered into a contract to sell land entitled for residential for-sale units and supporting retail space at Mission Bay to Bosa Development California, Inc. for approximately $119 million.

Management, Development and Other Fees

Management, development and other fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects and loan guarantee fees. Management, development and other fees in our Core Segment decreased $1.3 million for the three months ended September 30, 2004, primarily because of loan guarantee fees and management fees related to investments in three unconsolidated joint ventures in Colorado that were sold in 2003. Management, development and other fees in our Core Segment decreased $3.7 million for the nine months ended September 30, 2004, primarily because of the recognition of certain deferred construction management fees related to a construction management contract with a ground lease lessee in 2003 and loan guarantee fees and management fees related to investments in three unconsolidated joint ventures in Colorado that were sold in 2003. Management, development and other fees in our URO Segment decreased $1.3 million and $3.4 million for the three and nine months ended September 30, 2004, respectively, primarily because of lower development management activities related to a joint venture development at the Mission Bay project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.8 million and $0.7 million in our Core Segment for the three and nine months ended September 30, 2004, respectively, due primarily to lower employee-related expenses. Selling, general and administrative expenses decreased $0.9 million in our URO Segment for the three months ended September 30, 2004, due primarily to one-time severance costs related to the reduction of staff associated with the REIT conversion in 2003. Selling, general and administrative expenses increased $4.5 million in our URO Segment for the nine months ended September 30, 2004, primarily because of charges recognized in 2004 related to the exchange of options into restricted stock and restricted stock units in conjunction with the REIT conversion, partially offset by the one-time severance costs related to the reduction of staff associated with the REIT conversion in 2003.

Depreciation and Amortization Expense

The increases in depreciation and amortization expense of $2.6 million and $5.5 million in our Core Segment for the three and nine months ended September 30, 2004, respectively, were primarily attributable to the addition of 2.5 million net square feet of building space to our portfolio between October 2003 and September 2004 and we recorded a charge of $1.2 million related to an adjustment to the depreciable lives of tenant improvements.

Other Income

Equity in Earnings of Operating Joint Ventures, Net

Equity in earnings of operating joint ventures decreased $1.3 million and $1.2 million for the three and nine months ended September 30, 2004, respectively, primarily because of lower average room rates and occupancy rates in hotels owned by two joint ventures.

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net is generated from our URO Segment primarily relating to residential activities. The tables below summarize our share of the activities of joint ventures for the three and nine months ended September 30, 2004 and 2003. The decrease in our gain from sales for the three months ended September 30, 2004 was primarily because of deferred gains recognized from Talega in 2003, lower sales volume from Talega Village, lower sales margin from Serrano, and an impairment charge to one of our joint ventures investment, partially offset by earnings from Alameda Bayport. We sold our interest in Talega and substantially wound up operations in Talega Village in 2003. The decrease in our gain from sales for the nine months ended September 30, 2004 was primarily because of lower sales volume from Talega and Talega Village, partially offset by higher sales volume from Serrano and earnings from Alameda Bayport (see Variability in Results section). Subsequent to September 2004, we signed a contract to sell the asset at our joint venture project at Mission Bay. We estimated that approximately $1.0 million of the net realizable value of our investment is not recoverable, accordingly, we recorded an impairment charge of $1.0 million to our investment in the joint venture during the three months ended September 30, 2004. Although our preference is generally to own property directly, we may participate with other entities in property ownership through joint ventures or other types of co-ownership.

	Three Months ended September 30, 2004				Three Months ended September 30, 2003
Projects	Lots/Homes Sold	Sales/Gain	Cost of Sales	Gain	Lots/Homes Sold	Sales	Cost of Sales	Gain
	(In thousands except lots/homes)
Talega Village	—	$—	$—	$—	2	$956	$(356)	$600
Serrano	26	10,990	(9,815)	1,175	7	12,471	(10,803)	1,668
Talega	—	—	—	—	—	22,559	(17,531)	5,028
Parkway	—	667	(346)	321	—	17	240	257
Alameda Bayport	12	708	—	708	—	—	—	—
Other	—	—	(1,000)	(1,000)	—	—	—	—

Total	38	$12,365	$(11,161)	$1,204	9	$36,003	$(28,450)	$7,553

	Nine Months ended September 30, 2004				Nine Months ended September 30, 2003
Projects	Lots/Homes Sold	Sales/Gain	Cost of Sales	Gain	Lots/Homes Sold	Sales	Cost of Sales	Gain
	(In thousands except lots/homes)
Talega Village	—	$—	$588	$588	65	$34,648	$(31,488)	$3,160
Serrano	159	38,542	(33,451)	5,091	47	34,494	(30,796)	3,698
Talega	—	—	—	—	259	72,693	(62,872)	9,821
Parkway	—	760	(442)	318	—	2,231	(2,076)	155
Alameda Bayport	12	708	—	708	—	—	—	—
Other	—	100	(983)	(883)	—	—	—	—

Total	171	$40,110	$(34,288)	$5,822	371	$144,066	$(127,232)	$16,834

We expect to continue to reduce our involvement in and earnings from development joint ventures over time.

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets decreased $0.9 million for the three months ended September 30, 2004, but increased $8.2 million for the nine months ended September 30, 2004. There was no non-strategic assets sold in the third quarter of 2004, but we sold a majority of our remaining non-strategic assets in the second quarter of 2004 and we expect the remaining non-strategic assets will be essentially sold by the end of 2004 (see Variability in Results section).

Interest Income

Interest income increased $0.7 million and $3.4 million in our Core Segment for the three and nine months ended September 30, 2004, respectively, because of higher interest income from notes receivable due to higher average note balances. Interest income decreased $0.3 million and $1.5 million in our URO Segment for the three and nine months ended September 30, 2004, respectively, because of lower interest income from notes receivable because of certain seller notes were paid off in 2003.

Other Expenses

Interest Expense

Following is a summary of interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Difference	2004	2003	Difference
	(In thousands)			(In thousands)
Total interest incurred	$21,487	$21,673	$(186)	$64,504	$65,384	$(880)
Interest capitalized	(5,528)	(5,750)	222	(16,100)	(15,476)	(624)

Interest expensed	$15,959	$15,923	$36	$48,404	$49,908	$(1,504)

Interest expense decreased $1.5 million for the nine months ended September 30, 2004, primarily because of lower average debt balances and higher capitalized interest as a result of increased development activities.

REIT transition costs

In 2003, we restructured our business operations in order to qualify as a REIT, effective January 1, 2004. We have incurred conversion and related restructuring costs payable to third parties. REIT transition costs are in our URO Segment because of its non-recurring nature. We incurred REIT transition costs of $0.4 million for the nine months ended September 30, 2004. We do not expect to incur any additional costs during 2004. From 2003 through September 30, 2004, we have incurred approximately $7.7 million of REIT transition costs primarily for consulting, legal, and tax services.

Other

Other expenses increased $0.7 million in our Core Segment for the nine months ended September 30, 2004, primarily because of higher landholding costs.

Other expenses increased $1.1 million and $2.7 million in our URO Segment for the three and nine months ended September 30, 2004, respectively, primarily because of higher community facility district taxes and net real estate property taxes.

Income Taxes

Currently, our projected annual current tax rate is 26.20% and deferred tax rate is (13.21)% as compared to the actual tax rates of 34.44% and 3.09%, respectively, in 2003. Both our current and overall tax rates decreased in the third quarter of 2004, compared to the third quarter of 2003 primarily due to our REIT conversion. As a REIT, only certain activities are subject to tax. Our TRS income before income taxes was $13.8 million with an effective overall rate of 40.08%. The effective overall rate is calculated using the federal statutory rate of 35% and a blended state tax rate of 7.8%. The effective overall rate is reduced by the net federal tax benefit of the state tax deduction to arrive at an effective overall rate of 40.08%. CDC has accrued $2.3 million state taxes at the REIT level to reflect expected state tax liability. This liability results from projected taxable income in California in excess of federal taxable income that is not distributed to stockholders and therefore taxed in the REIT. For purposes of segment reporting, we apply the effective overall rate to the Core Segment taxable income with the remainder of tax calculated applied to the Non-Core activities.

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

Unconsolidated real estate joint ventures- capital contribution requirements

We have investments in twelve unconsolidated real estate joint ventures, of which six joint ventures are in our Core Segment and the other six joint ventures are in our URO Segment. Four of the joint ventures are involved in the operation of rental real estate properties and the remaining eight are involved in real estate development for investment or sale. We use the equity method of accounting for eleven of our investments in unconsolidated joint ventures and the cost method of accounting for one unconsolidated joint venture.

We are required to make additional capital contributions to six of our unconsolidated joint ventures should additional contributions be necessary to fund development costs or operating shortfalls.

•	We are required to make additional capital contributions beyond an initial commitment of $25 million to one of our unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. The joint venture requires capital contributions if actual development costs exceed the approved project development budget. The development budget is approximately $252.5 million and will be funded as follows: $165 million from a construction loan, which closed in September 2002, $62.5 million from our partners, and the remaining $25 million from us. As of September 30, 2004, we had contributed $24.9 million of our $25 million commitment. Subsequent to September 2004, we signed a contract to sell the asset, and therefore we do not expect to fund any significant amounts in excess of the $25 million. As of September 30, 2004, we had capitalized approximately $0.7 million of interest for the joint venture’s development project. During the quarter ended September 30, 2004, we recorded a write-down of $1.0 million on the net realizable value of our investment in the joint venture based on our estimate of recoverability.

•	We are also required to make additional capital contributions to three other unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, we are required to fund up to a maximum contribution of $53 million, of which we have cumulatively contributed $45.7 million. One of the joint ventures has substantially wound up operations and we do not expect to make any future capital contributions. As of September 30, 2004, we do not expect to fund any additional capital contributions beyond our maximum capital requirements to the other two joint ventures.

•	We agreed with two other unconsolidated joint ventures to make additional contributions should there be insufficient funds to meet their current or projected financial requirements. As of September 30, 2004, we have cumulatively contributed $51.9 million to these unconsolidated joint ventures, including $20.6 million as additional contributions. As of September 30, 2004, we are expecting to make additional contributions to one of the joint ventures.

Additional contributions made to our development joint ventures are reflected as investment in development joint ventures. (see Note 6 of the accompanying Condensed Consolidated Financial Statements).

Unconsolidated real estate joint ventures- debt and debt service guarantees

We have made certain debt service guarantees for two of our unconsolidated URO Segment development joint ventures. At September 30, 2004, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $72.1 million. These debt service guarantees are typical business arrangements commonly required in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. At September 30, 2004, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Surety bonds, standby letters of credit and commitments

As of September 30, 2004, we have $369.3 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions, and commitments to guarantee the construction of real property improvements or financial obligations. Surety bonds are commonly required by public agencies in real estate development. Surety bonds and commitments are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At September 30, 2004, we have open construction and development contracts with vendors totaling $132.2 million related to our various projects, as compared to $155.8 million at December 31, 2003.

The following table summarizes our outstanding contractual obligations as of September 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2004	Due in 2005-2007	Due in 2008-2009	Due Thereafter
	(In thousands)
Mortgage and Other Debt and Related Interest	$1,819,990	(1)	$76,688	$575,683	$558,149	$609,470
Operating Leases	3,210		548	2,437	30	195
Contracts	132,169	(2)	28,798	100,967	2,404	—

Total Contractual Obligations	$1,955,369		$106,034	$679,087	$560,583	$609,665

(1)	Includes approximately $466.0 million of cumulative interest.
(2)	A portion of these obligations is expected to be reimbursed by bond proceeds and various third parties. Also, includes approximately $6.7 million of estimated future environmental remediation costs, which is also disclosed as part of the $8.7 million estimated future environmental remediation costs in Note 8, “Commitments and Contingencies”.

The following table summarizes our outstanding commitments as of September 30, 2004, and the effect such commitments may have on liquidity and cash flow in future periods:

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2004	Expire in 2005-2007	Expire in 2008-2009	Expire Thereafter
	(In thousands)
Surety Bonds, Standby Letters of Credit and Commitments	$369,298	(1)	$65,505	$293,622	$3,102	$7,069
Debt Guarantees of Unconsolidated JVs	72,064		—	72,064	—	—

Total Commitments	$441,362		$65,505	$365,686	$3,102	$7,069

(1)	Includes approximately $34.3 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table.

Cash Flows from Operating Activities

Cash provided by operating activities reflected in the statement of cash flows for the nine months ended September 30, 2004 and 2003, was $168.1 million and $116.3 million, respectively. The increase of $51.8 million was attributed to the following: (1) $20.1 million due to lower capital expenditures on our development properties; (2) $17.5 million due to higher cash proceeds from development sales of which our cost of sales in 2004 was approximately $55.8 million; (3) $15.8 million due to lower income tax paid; (4) $2.2 million due to lower interest paid as a result of lower mortgage and other debts; and (5) $0.9 million from higher payments received from our notes receivable partially offset by (6) $0.8 million due to lower operating distributions from our residential joint ventures.

Cash Flows from Investing Activities

Net cash used in investing activities reflected in the statement of cash flows for the nine months ended September 30, 2004 and 2003, was $94.0 million and $184.9 million, respectively. The decrease of $90.9 million in net cash used was attributed to the following: (1) $66.7 million due to lower property acquisitions primarily from the acquisition of a 10% minority interest in a consolidated subsidiary in January 2003; (2) $59.3 million from lower investment in short-term investments and restricted cash; (3) $12.6 million due to higher proceeds from the sale of investment properties; (4) $7.9 million due to lower reimbursable predevelopment and infrastructure costs incurred during the nine months ended September 30, 2004; (5) $4.6 million due to lower contributions made to our unconsolidated joint ventures; and (6) $1.0 million due to lower costs incurred for tenant improvements offset by increases of (7) $52.6 million due to higher capital expenditures for investment properties; and (8) $8.6 million due to lower distributions received from an unconsolidated joint venture.

Capital Expenditures

Capital expenditures reflected in the statement of cash flows include the following:

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$4,203	$38,670
Predevelopment	—	833
Infrastructure and other	32,470	19,957
Other property acquisitions	1,734	—
Capitalized interest and property taxes	4,489	3,521

Total capital expenditures in operating activities	42,896	62,981

Capital Expenditures from Investing Activities(2)
Capital expenditures for investment properties	72,667	64,137
Rental properties—building improvements	3,250	6,730
Predevelopment	2,434	6,293
Infrastructure and other	63,305	12,340
Commercial property acquisitions(3)	27,574	94,248
Other property acquisitions	31	447
Tenant improvements	4,410	5,491
Capitalized interest and property taxes	13,955	13,117

Capital expenditures for investment properties	187,626	202,803
Contribution to joint ventures	1,445	6,028

Total capital expenditures in investing activities	189,071	208,831

Total capital expenditures(4)	$231,967	$271,812

(1)	This category includes capital expenditures for properties we intend to build and sell.
(2)	This category includes capital expenditures for properties we intend to hold for our own account.
(3)	In January 2003, we acquired a 10% minority interest in a subsidiary for cash of $60.7 million. The acquisition was accounted for using the purchase method of accounting.
(4)	Total capital expenditures include capitalized general and administrative expenses of $9.0 million and $9.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Capital expenditures for development properties—This item relates to the development of our for-sale development properties. The decrease was primarily due to 2003 construction activity of build-to-sell projects specifically in Alameda, California; Fremont, California; Fontana, California; and Gresham, Oregon. The majority of these projects were completed and sold during the fourth quarter of 2003 and the first quarter of 2004.

Capital expenditures for investment properties—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Development
Wholly owned:
Under construction, beginning of period	1,985	3,517	4,404	3,100
Construction starts	1,268	—	2,173	2,577
Completed—retained in portfolio	(33)	(801)	(3,288)	(2,031)
Completed—design/build or sold	—	(4)	(69)	(934)

Subtotal under construction, end of period(1)	3,220	2,712	3,220	2,712

Joint Venture Projects:
Under construction, beginning of period	1,033	882	695	1,000
Construction starts	—	—	338	—
Completed	(127)	(187)	(127)	(305)

Subtotal under construction, end of period	906	695	906	695

Total under construction, end of period	4,126	3,407	4,126	3,407

(1)	Includes approximately 41,500 square feet of residential units at September 30, 2003, which have been completed and sold; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

Predevelopment—Predevelopment costs from our operating and investing activities relate to amounts incurred for our development projects. During the nine months ended September 30, 2004, the amounts were primarily associated with projects at Mission Bay in San Francisco, California; Pacific Commons in Fremont, California; and Tracy, California. During the nine months ended September 30, 2003, the amounts were primarily associated with projects at Mission Bay in San Francisco, California; Robert Mueller Airport in Austin, Texas; Los Angeles Air Force Base in Los Angeles, California; Pacific Commons in Fremont, California; Los Angeles Union Station in Los Angeles, California; Santa Fe Depot in San Diego, California; and Alameda, California. The decrease was due to less activities during the predevelopment stage in 2004.

Infrastructure and other—Infrastructure and other costs from our operating and investing activities relate to our development projects. During the nine months ended September 30, 2004, the costs were primarily associated with projects at Pacific Commons in Fremont, California; Alameda, California; Mission Bay in San Francisco, California; Los Angeles Union Station in Los Angeles, California; West Bluffs in Playa Del Rey, California; Robert Mueller Airport in Austin, Texas; Santa Fe Depot in San Diego, California; Carteret, New Jersey; Fontana, California; and Hercules, California. During the nine months ended September 30, 2003, the costs were primarily associated with projects in Hercules, California; Alameda, California; Fontana, California; West Bluffs in Playa Del Rey, California; Santa Fe Depot in San Diego, California; and Rancho Cucamonga, California. We attribute the increase in infrastructure and other costs in 2004 to the greater number of projects in the infrastructure stage compared to the same period in 2003.

Operating activity property acquisitions—For the nine months ended September 30, 2004, we invested approximately $1.7 million for the acquisitions of 7.0 acres of land in Glenview, Illinois and 1.0 acre of land in Alameda, California. The acquisition of land in Glenview, Illinois was then sold in the same period for a gain of $1.3 million. For the nine months ended September 30, 2003, we did not acquire any operating properties.

Investing activity property acquisitions— For the nine months ended September 30, 2004, we invested approximately $27.6 million in investment property acquisitions: $25.6 million was for the acquisition of commercial land that added approximately 4.7 million square feet of potential development, $1.2 million was for an acquisition of approximately 40,000 square feet of retail space, and $0.8 million of costs associated with potential future acquisitions. For the nine months ended September 30, 2003, we invested approximately $94.2 million in investment property acquisitions: $33.5 million for the acquisitions of commercial land that added 10.2 million square feet of potential development and $60.7 million for the acquisition of a 10% minority interest in a consolidated subsidiary.

Cash Flows from Financing Activities

Net cash used in financing activities reflected in the statement of cash flows for the nine months ended September 30, 2004 and 2003, was $96.3 million and $12.3 million, respectively. The increase of $84.0 million in net cash used was attributed to the following: (1) $83.2 million due to dividend distributions as a result of our REIT conversion and (2) $50.1 million due to lower proceeds from the issuance of common stock primarily attributable to the exercise of stock options partially offset by (3) $44.8 million due to higher net borrowings and (4) $4.5 million due to lower distributions made to minority partners during the nine months ended September 30, 2004 as we acquired the 10% minority interest in a consolidated subsidiary in 2003.

Reimbursable Predevelopment and Infrastructure Costs

For the nine months ended September 30, 2004, we received approximately $2.8 million in reimbursements of predevelopment and infrastructure costs incurred on the behalf of various districts, pursuant to various bonds issued, and other third parties. As of September 30, 2004, of the total $191.2 million of reimbursable costs incurred, approximately $137.0 million had been reimbursed, of which, approximately $121.9 million was from bonds and approximately $15.1 million was from third parties, and the remaining balance of $54.2 million was recorded as Other Assets in the accompanying Condensed Consolidated Balance Sheet.

REIT-related Distribution and Quarterly Dividends

On December 3, 2003, our Board of Directors declared a regular cash dividend for the quarter ending December 31, 2003, of $0.27 per share of common stock that was paid on January 15, 2004, to stockholders of record at the close of business on December 29, 2003.

On February 11, 2004, our Board of Directors declared a regular cash dividend for the quarter ending March 31, 2004, of $0.27 per share of common stock that was paid on April 15, 2004, to stockholders of record at the close of business on March 29, 2004.

On May 5, 2004, our Board of Directors declared a regular cash dividend for the quarter ending June 30, 2004, of $0.27 per share of common stock that was paid on July 15, 2004, to stockholders of record at the close of business on June 28, 2004.

On September 9, 2004, our Board of Directors declared a regular cash dividend for the quarter ending September 30, 2004, of $0.27 per share of common stock that was paid on October 15, 2004, to stockholders of record at the close of business on September 27, 2004.

Based on the projected sales activities in the TRS and related taxable distributions from the TRS to the REIT, we currently expect to declare a one-time special dividend in addition to our regular dividend in the fourth quarter of 2004. However, the ultimate timing and results of the projected sales activities could deviate from our projections, which may affect the timing and amount of the expected one-time special dividend.

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2004, we had total cash of $36.5 million, of which $12.6 million is restricted cash. In addition to the $36.5 million cash balance, we had $153.7 million in borrowing capacity under our revolving credit facility, available upon satisfaction of certain conditions.

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

Debt covenants—Our new $200 million revolving credit agreement and two other credit agreements totaling $90.5 million have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $452.8 million, all terms as defined in those agreements. As of or for the period ending September 30, 2004 the actual results were 1.87 to 1; 0.57 to 1; 0.39 to 1; and $737.8 million, respectively. Outstanding borrowings under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. At September 30, 2004, we had unused availability of $153.7 million under the line. Our 50% guarantee of one of our joint venture’s construction loans of $165 million contains corporate financial covenants including a minimum debt service coverage ratio of 1.60 to 1, a maximum leverage ratio of 65%, and a minimum tangible net worth of $452.8 million (subject to adjustment for stock buybacks), with different definitions than the other agreements. As of or for the period ending September 30, 2004, the actual results, were 2.13 to 1; 55.6%; and $737.8 million, respectively. Our performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds

Assessment District Bonds—These bonds were issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit our properties. Debt service on these bonds is collateralized by tax revenues, properties, or by letters of credit (see Note 8 of the accompanying Condensed Consolidated Financial Statements). These bonds are recorded and presented as part of “Mortgage and other debt” in the accompanying Condensed Consolidated Balance Sheet at September 30, 2004 (see Note 5 of the accompanying Condensed Consolidated Financial Statements). Certain infrastructure costs incurred are reimbursable from these bonds. As of September 30, 2004, we have essentially been reimbursed all of the infrastructure costs incurred thus far.

The following table presents a summary of assessment district bonds that are included in the accompanying Condensed Consolidated Balance Sheet at September 30, 2004 (in thousands except percentages):

	Amount	Interest Rate	Cost Incurred	Cost Reimbursed
Development Projects
Stapleton	$23,070	1.79%	$18,158	$18,137
Kaiser	11,995	5.83%	19,140	19,140
Westminster	9,140	1.79%	4,379	4,379
Rancho Cucamonga	6,548	6.14%	5,222	5,222

Subtotal	50,753		46,899	46,878

Operating properties
City of Industry	4,766	7.87%	—	—
Emeryville	4,561	7.29%	—	—
Various others	3,584	4.00-8.7%	—	—

Subtotal	12,911		—	—

Total	$63,664		$46,899	$46,878

Community Facility District Bonds—These bonds were issued to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Condensed Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. For the bonds issued at Mission Bay, we provided letters of credit totaling $40.5 million in support of the floating rate bonds. Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which $133.3 million and $30.0 million bonds were issued, respectively, the improvements will be transferred to the respective cities. Of the total cumulative cost incurred that is reimbursable through these bonds, approximately $74.9 million has been reimbursed as of September 30, 2004, with approximately $1.8 million received during the nine months ended September 30, 2004. The remaining balance of $54.2 million is presented in “Other Assets” in the accompanying Condensed Consolidated Balance Sheet at September 30, 2004. Of the $54.2 million, $16.9 million has been applied for reimbursements as the facility components are completed, inspected, and approved by the respective cities. Additional bonds are expected to be issued.

The following table presents a summary of community facility district bonds that are not included in the accompanying Condensed Consolidated Balance Sheet at September 30, 2004 (in thousands except percentages):

	Amount Issued	Interest Rate
Projects
Mission Bay	$133,330	1.69-6.28%
Pacific Commons	30,000	6.20%

Total	$163,330

Tax Audit

In 2002, the State of California Franchise Tax Board (“FTB”) began auditing two of our joint ventures and, in 2003, began auditing Catellus’ tax returns for the years 1999 and 2000. In 2004, the FTB also began auditing a mortgage REIT subsidiary of Catellus. The audits are in process, and no audit adjustments have been formally proposed. However, the FTB has informally advised us that a proposed adjustment with respect to one of our joint ventures will be forthcoming.

The Internal Revenue Service (“IRS”) is currently auditing the 1999 through 2002 income tax returns of Catellus and a mortgage REIT subsidiary of Catellus as well as the 1999 income tax return of one of our joint ventures. The audits are in process, and no audit adjustments have yet been proposed.

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

In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint ventures, Third and King Investors, LLC, and we received and recognized $1.3 million and $0.9 million in rental income and reimbursements from this ground lease for the three months ended September 30, 2004 and 2003, respectively, and $3.8 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, we had $1.3 million of deferred rent payments previously received, which will be recognized together with annual rents over the life of the lease. We have also agreed with the joint venture to fund, on a pro-rata basis, the balance of equity capital required and certain excess costs, if actual development costs exceed the approved development budget as set forth in the joint venture agreement. As of September 30, 2004, we had contributed $24.9 million of the $25 million to be funded from us. Subsequent to September 2004, we signed a contract to sell the asset, and therefore we do not expect to fund any significant amount in excess of the $25 million. As of September 30, 2004, we had capitalized approximately $0.7 million of interest for the joint venture’s development project. During the quarter ended September 30, 2004, we recorded a write-down of $1.0 million on the net realizable value of our investment in the joint venture.

We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments. Fees recognized were $0.1 million and $2.8 million for the three months ended September 30, 2004 and 2003, respectively and $1.3 million and $6.1 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in 2004, was primarily due to a decrease in management service fees from Traer Creek, Serrano Associates, LLC, and Talega Village, LLC and development fees from Third and King Investors, LLC offset by development fees from SAMS Venture, LLC recognized during the third quarter of 2004. At September 30, 2004, we have deferred fees from Third and King Investors, LLC, Serrano Associates, LLC, and Bergstrom Partners, L.P. of $2.2 million that will be recognized as completed projects are sold or the venture is sold or liquidated. In September 2003, we sold our investment interest in Traer Creek, LLC for a gain of $5.4 million, which was deferred until 2004, upon the receipt of the full payment.

We have a $4.5 million note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the joint venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. As lessee, we incurred rent expense of $33,000 for each of the three-month periods ended September 30, 2004 and 2003 and $101,000 for each of the nine-month periods ended September 30, 2004 and 2003; this lease will expire in November 2011. As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture. We recognized rental income of $0.1 million for each of the three-month periods ended September 30, 2004 and 2003 and $0.3 million for each of the nine-month periods ended September 30, 2004 and 2003. As of September 30, 2004, we recorded a $2.5 million receivable and a $1.0 million reserve associated with this lease. The joint venture’s current projection reflects approximately $0.3 million available funds, per year, from its operations to pay down our receivables.

In January 2004, we sold our 45% investment interest in Colorado International Center, an unconsolidated joint venture, for our capital investment balance of $0.3 million to an entity whose principal was our former employee.

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

At September 30, 2004, the Company holds significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FIN 46-R. The Company’s significant variable interests are in the form of equity interests in three of its unconsolidated joint ventures:

    • Bayport Alameda Associates, LLC was formed in May 2003 to redevelop land in Alameda, California into 485 residential lots for sale. No further cash contributions are required.

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

Our maximum exposure in the current financial statements as a result of our involvement with these variable interest entities is $2.2 million as of September 30, 2004.

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

Important factors that could cause actual results to differ materially and adversely from those expressed or implied by the forward-looking statements include:

•	those identified in our annual report on Form 10-K for the fiscal year ended December 31, 2003 under the following headings: Risks Related to Real Estate Investments; Other Risks Affecting Our Business and Operations; and Federal Income Tax Risks Relating to REIT Qualification;

•	non-renewal of leases by tenants or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing);

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	environmental uncertainties;

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code;

•	general industry, economic and business conditions (which will, among other things, affect availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses);

•	adverse changes in the real estate markets, including, among other things, competition with other companies and risks of real estate development, acquisitions and dispositions;

•	governmental actions and initiatives (including legislative and regulatory changes);

•	other risks inherent in the real estate business; and

•	acts of war, other geopolitical events, and terrorist activities that could adversely affect any of the above factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At September 30, 2004, we did not have any interest rate protection contracts outstanding.

As of September 30, 2004, approximately 82.7% of our debt bears interest at fixed rates and has a weighted average maturity of 5.9 years and a weighted average coupon rate of 6.68%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. Our variable rates debt has a weighted average maturity of 3.5 years and a weighted average coupon rate of 3.38%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. If coupon interest rate increased 100 basis points (1%), the annual effect would be an increase in interest expense and capitalized interest cost, which would have an impact on our cash position of approximately $2.1 million, based on the outstanding balance of our floating rate debt net of cash investments and restricted cash at September 30, 2004. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

As of September 30, 2004, approximately $40.9 million of our $86.3 million of notes receivable carry interest at variable rates. If interest rates on these variable notes change 100 basis points (1%), the annual effect will be a change in our interest income of approximately $0.4 million. We believe that the moderate change in interest income will not materially affect our financial position, results of operation, or cash flow.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2004. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 26, 1999, the Coalition for Concerned Communities, Inc. et al. (the “Coalition”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations with respect to the West Bluffs project approvals. On January 18, 2001, the Los Angeles Superior Court denied the Coalition’s petition and found in favor of the Company. On March 23, 2001, the Coalition filed a notice of appeal in the Second District Court of Appeal (“Second District”). On July 15, 2002, the Coalition filed a motion in the Second District to stop the development of the West Bluffs project until the final decision on the appeal, which motion was denied by the court on July 30, 2002. The Second District held a hearing on the merits on September 17, 2002 and submitted the matter. On March 17, 2003, the Second District vacated the submission and postponed rendering its decision. On May 19, 2003, the Coalition filed another motion in the Second District to stop the development of the West Bluffs project. On May 28, 2003, the Second District denied the Coalition’s motion. The Second District denied a subsequent stay request on August 19, 2003. On September 8, 2003, the Second District affirmed the trial’s court’s decision in favor of the Company. On October 20, 2003, the Coalition filed a petition for review in the California Supreme Court, which granted review on December 17, 2003. The review is limited to the issue of whether the Mello Roos Act affordable housing requirements apply to the West Bluffs project. The Supreme Court held a hearing on October 6, 2004, and its ruling is pending.

On July 16, 2003, three residents who live near the West Bluffs site filed a lawsuit in the Los Angeles Superior Court against the Company based upon a public easement theory. On August 26, 2003, the court denied plaintiffs’ motion for a preliminary injunction to stay development of the project. Subsequently, one of the plaintiffs dismissed his claims. On May 17, 2004, the Company’s motion for summary judgment as to the remaining plaintiffs was granted, and judgment was entered in favor of the Company on all counts. A motion relating to the determination of recoverable costs is pending in the Superior Court, and in July 2004, the Company and the remaining plaintiffs agreed to postpone the hearing on the motion until August 27, 2004. In the interim, the Company and the remaining plaintiffs reached an agreement, whereby the plaintiffs agreed to waive any right to appeal in this matter in exchange for the Company waiving its costs and making a payment of a certain sum. The payment has been made, and this matter has been fully and finally resolved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

See Exhibit Index.

  (b) Reports on Form 8-K

On July 30, 2004, the Company filed a current report on Form 8-K to report that it had issued a press release announcing its earnings for the quarter ended June 30, 2004, and to furnish a copy of the press release, as well as certain supplementary and other financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATELLUS DEVELOPMENT CORPORATION

Date: November 8, 2004	By:	/s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2004	By:	/s/ Edward F. Sham
Edward F. Sham Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
10.1	Illustrative form of First Amendment to Deed of Trust [Mortgage], Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement (“Deed of Trust”) and to Assignment of Leases and Rents (“Assignment”), dated on or about September 22, 2004, by and among Catellus Operating Limited Partnership (“COLP”), as successor by merger to the predecessor Catellus Development Corporation, which was the original borrower (“Old Catellus”), the Company, as pledgor, and Commonwealth Land Title Company, as trustee, for the benefit of Teachers Insurance and Annuity Association of America (“TIAA”), as lender. Five such First Amendments were executed to modify certain existing loans originally made by TIAA to Old Catellus, which were assumed by COLP. The modifications include TIAA’s consent to the transfer of certain properties by COLP to the Company, as well as the Company’s acknowledgment that such properties remain subject to the Deeds of Trust and the Assignments.

10.2	Consent letter agreement between COLP and TIAA, dated September 21, 2004, pursuant to which Deeds of Trust securing all existing loans originally made by TIAA to Old Catellus, which were assumed by COLP, were modified to allow the transfer of COLP partnership interests, subject to certain terms and conditions.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.