Form 10-K
period 2004-12-31
CATELLUS DEVELOPMENT CORP
filed 2005-03-04
CIK 1228862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-31908

CATELLUS DEVELOPMENT

CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2953477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2004 (the last business day of the most recently completed second fiscal quarter) was $2.519 billion based on the reported closing sale price per share on the New York Stock Exchange of $24.65.

As of March 1, 2005, there were 103,501,966 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III.

CATELLUS DEVELOPMENT CORPORATION

PART I

Item 1.    Business

Catellus Development Corporation (“Catellus”) is a publicly traded real estate investment trust, or “REIT” (all references to Catellus or the Company mean the current Catellus or its predecessor, as applicable), focused on operating and developing predominantly industrial rental property in many of the country’s major distribution centers and transportation corridors, including southern California, Dallas, Chicago, Denver, northern New Jersey, and Atlanta.

Catellus was formed originally in 1984 to conduct the non-railroad activities of the Santa Fe Pacific Corporation. In 1990, the Company was spun off to stockholders and began trading on the New York Stock Exchange as a C corporation, under the symbol CDX. Our railroad heritage gave us a diverse base of developable property located near and along major transportation corridors in major western United States markets. This land proved suitable for the development of a variety of product types, including industrial, retail, office, and residential. Over time, we have expanded our business by focusing on acquiring and developing land suitable primarily for industrial property.

In March of 2003, Catellus announced its intention to restructure its business to allow it to operate as a REIT, a decision that was approved by the stockholders in September 2003. The current Catellus was organized in Delaware on March 28, 2003, as a wholly owned subsidiary of the predecessor Catellus. On December 1, 2003, we completed the merger of affiliated entities, which was part of the restructuring of our business operations to allow us to operate as a REIT. The conversion to operating as a REIT was effective January 1, 2004.

Business Strategy

Catellus’ principal objective is sustainable, long-term growth in earnings. Consistent with this objective, we seek to enhance shareholder value by implementing our focused business strategy, providing stable cash flows and growth opportunities. To accomplish this, we intend to:

•	Capitalize on our strengths and on the stability of cash flows generated from our newly developed industrial rental portfolio;

•	Increase our focus on lower-risk, higher return industrial property management, development, and acquisition when at or near replacement cost;

•	Leverage our land development skills and selectively seek opportunistic land development projects outside of the industrial business; and

•	Reinvest capital from the sale of the urban and residential properties into the industrial business.

Rental Portfolio

Our rental portfolio, which at December 31, 2004, was 94.7% leased and consisted of approximately 40.5 million square feet of commercial property, of which approximately 89.8% is industrial, provides a relatively consistent source of earnings. The significant majority of our rental portfolio is relatively new and has been developed by us. Our customers include high-quality firms that want state-of-the-art buildings to accommodate the needs of today’s distribution technologies.

Land and building development

Our development activities provide cash flow through the sale of land or the conversion of land to property that is typically added to our rental portfolio, or to a lesser extent, sold to tenants, other developers, investors, or other interested parties. At December 31, 2004, our portfolio of developable land was capable of supporting approximately 36.5 million square feet of space. We invest in additional land to ensure our potential for future growth.

Select Development

Our strategic focus on industrial property represents our commitment to what we believe offers the best opportunity for enhancing shareholder value, however the combination of skills and expertise that Catellus has built since our inception allows us to apply our skills to select development opportunities that may not always be industrial, especially projects that may not require significant capital investment on our part.

Monetizing Non-Core Assets:

We have currently two primary reporting segments. The first segment, or Core Segment, reflects the part of our business that is ongoing and central to our future operations. The second segment, or Urban, Residential & Other Segment (“URO”), reflects our non-core businesses—including residential lot development, urban development, and desert land sales—which we have been transitioning out of since our March 2003 REIT conversion announcement, and REIT transition costs. By year-end 2004, we had made significant progress monetizing these non-core assets.

For more information about the Company’s reportable segments, see Note 13 of the Notes to Consolidated Financial Statements included in this Form 10-K.

We expect to pursue our investment objectives through the direct and indirect ownership, development, acquisition, and management of properties. We intend to focus on properties in those markets where we currently have operations and in new markets selectively targeted by management consistent with a strategic plan approved by the Company’s Board of Directors. However, future investments or development activities will not be limited to any geographic area or to a specified percentage or amount of our assets. We intend to engage in such further investment and development activities in a manner that is consistent with the maintenance of our REIT status for federal income tax purposes. Although we generally prefer to own property directly, we may participate with other entities in property ownership through joint ventures or other types of co-ownership.

In order to qualify as a REIT, Catellus must distribute at least 90% of its taxable income to shareholders in the form of dividends. The Company paid its first quarterly dividend on November 25, 2003, and as a REIT, Catellus’ current quarterly dividend is $0.27 per share. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control. Prior to the REIT conversion, Catellus operated as a C corporation since its incorporation. A REIT is not permitted to retain earnings and profits accumulated during the years when it or its predecessor company was taxed as a C corporation. It must distribute to its shareholders, in the form of a special dividend, the C corporation retained earnings and profits. Catellus paid a one-time special dividend, to shareholders on December 18, 2003, in order to distribute all of its C corporation earnings and profits. On December 1, 2004, Catellus Board of Directors declared a special dividend of $0.45 per share of common stock paid on January 18, 2005, to stockholders or record at the close of business on December 28, 2004, in connection with the 2004 sale of non-core assets and other taxable REIT subsidiary activities.

Our principal office is located at 201 Mission Street, San Francisco, California 94105; our telephone number at that location is (415) 974-4500; and our website address is catellus.com. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Other Items

Environmental Matters

For information about environmental matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Competition

The real estate industry is generally fragmented and characterized by significant competition. Numerous developers, owners of industrial, and other properties, and managers compete with us in seeking properties for acquisition, development, and management opportunities; and tenants for buildings. There are competitors in each area in which we operate who have greater capital resources than we. There can be no assurance that the existence of such competition will not have a material adverse effect on our business, operations, and cash flow.

Employees, Contractors, and Consultants

At December 31, 2004, we had 219 employees in our consolidated company. We engage third parties to manage multi-tenant properties and properties in locations that are not in proximity to our regional or field offices. The Company’s employees are not represented by a collective bargaining agreement, and management considers its relations with employees to be good. In addition, we engage outside consultants such as architects and design firms in connection with our pre-development activities. We also employ third-party contractors on development projects for infrastructure and building construction, and retain consultants to assist us in a variety of areas at the project and corporate levels.

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

Rental Portfolio

Our rental portfolio is comprised of commercial rental property, ground leases and other properties, and interests in several joint ventures. We own 40.5 million square feet of commercial rental property of which 89.8% is industrial, 7.7% is office, and 2.5% is retail. Since the end of 1995, our portfolio has expanded by more than 26 million square feet, or 188%, primarily through our development activities. We also own approximately 5,600 acres of land subject to ground leases, approximately 121,000 square feet of other rent generating properties, and joint venture interests in two hotels and two office buildings.

Square Feet by State—As of December 31, 2004

(in thousands, except for %’s)

	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
Southern California	14,209	35.0%	524	1.3%	216	0.5%	14,949	36.8%
Illinois	6,385	15.7%	593	1.5%	—	0.0%	6,978	17.2%
Northern California	5,023	12.4%	815	2.0%	573	1.4%	6,411	15.8%
Texas	3,264	8.1%	869	2.1%	—	0.0%	4,133	10.2%
Colorado	2,353	5.8%	273	0.7%	100	0.3%	2,726	6.8%
Arizona	1,123	2.8%	—	0.0%	74	0.2%	1,197	3.0%
Georgia	980	2.4%	—	0.0%	—	0.0%	980	2.4%
Ohio	966	2.4%	—	0.0%	—	0.0%	966	2.4%
Oregon	545	1.3%	57	0.1%	37	0.1%	639	1.5%
Kentucky	549	1.4%	—	0.0%	—	0.0%	549	1.4%
Maryland	471	1.2%	—	0.0%	—	0.0%	471	1.2%
Kansas	293	0.7%	—	0.0%	—	0.0%	293	0.7%
Virginia	252	0.6%	—	0.0%	—	0.0%	252	0.6%

Total	36,413	89.8%	3,131	7.7%	1,000	2.5%	40,544	100.0%

Net book value of rental portfolio by property type:

	Net Book Value December 31,
	2004	2003	2002
	(In thousands)
Rental Portfolio
Industrial	$1,278,227	$1,202,788	$1,134,890
Office	383,763	386,438	372,795
Retail	105,066	99,198	100,882
Ground leases and other properties	178,007	169,127	176,430
Operating joint ventures	(21,184)	(19,876)	(10,920)

Subtotal	1,923,879	1,837,675	1,774,077
Accumulated depreciation	(468,958)	(418,455)	(366,772)

Total	$1,454,921	$1,419,220	$1,407,305

Rental revenue and property operating costs

	Rental Revenue(1) Year Ended December 31,
	2004	2003	2002
	(In thousands)
Rental Revenue
Industrial	$187,467	$176,555	$161,135
Office	68,074	68,285	54,830
Retail	16,138	15,185	15,288
Ground leases and other properties	36,617	38,708	36,554
Equity in earnings of operating joint ventures, net	6,132	6,898	8,277
Less: Discontinued operations	(3,966)	(6,415)	(10,218)

Total rental revenue, net	$310,462	$299,216	$265,866

	Property Operating Costs Year Ended December 31,
	2004	2003	2002
	(In thousands)
Property Operating Costs
Industrial	$42,475	$40,964	$35,391
Office	27,226	27,443	23,180
Retail	5,949	4,543	4,563
Ground leases and other properties	10,057	13,642	8,795
Less: Discontinued operations	(1,450)	(2,112)	(2,158)

Total property operating costs	$84,257	$84,480	$69,771

	Rental Revenue Less(1) Property Operating Costs Year Ended December 31,
	2004	2003	2002
	(In thousands)
Rental Revenue Less Property Operating Costs
Industrial	$144,992	$135,591	$125,744
Office	40,848	40,842	31,650
Retail	10,189	10,642	10,725
Ground leases and other properties	26,560	25,066	27,759
Equity in earnings of operating joint ventures, net	6,132	6,898	8,277
Less: Discontinued operations	(2,516)	(4,303)	(8,060)

Total rental revenue less property operating costs	$226,205	$214,736	$196,095

(1)	Rental revenue less property operating costs includes equity in earnings of operating joint ventures.

Building Portfolio

Sixty-eight percent of the total square footage of the rental buildings in our portfolio was constructed since 1995. Our goal is to generally own properties that we perceive to provide stable cash flow over time. Correspondingly, certain older buildings and other properties may be sold over time.

Building portfolio, by type and year built, as of December 31, 2004:

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
	Industrial Property:
1	Fontana	CA	2004	Inland Cold Storage	757,765	100.0%
2	Fontana	CA	2004	The Sports Authority	616,551	100.0%
3	Fontana	CA	2004	Kellogg Sales Company	450,052	100.0%
4	Atlanta	GA	2004	APL Logistics (Colgate Palmolive)	342,217	100.0%
5	Atlanta	GA	2004	APL Logistics (Public Storage)	342,217	100.0%
6	Atlanta	GA	2004	APL Logistics	295,768	100.0%
7	Winchester	VA	2004	Ford Motor Company	252,000	100.0%
8	Ontario	CA	2003	Exel, Inc.	577,905	100.0%
9	Rancho Cucamonga	CA	2003	Sanyo Logistics Corporation	468,410	100.0%
10	Romeoville	IL	2003	APL Logistics	346,146	100.0%
11	Shawnee	KS	2003	Ford Motor Company	223,200	100.0%
12	Denver	CO	2003	Whirlpool Corporation	171,438	100.0%
13	Denver	CO	2003	Western Paper Distributors Inc	147,885	100.0%
14	Portland	OR	2003	Vacant	96,608	0.0%
15	Minooka	IL	2002	Kellogg Sales Company	1,034,200	100.0%
16	Fontana	CA	2002	Exel, Inc.	830,000	100.0%
17	Manteca	CA	2002	Ford Motor Company	608,860	100.0%
18	Rancho Cucamonga	CA	2002	Ford Motor Company	449,370	100.0%
19	Romeoville	IL	2002	APL Logistics (Honda)	421,361	100.0%
20	Grand Prairie	TX	2002	Quaker Sales & Distribution, Inc.	397,711	100.0%
21	Shepherdsville	KY	2002	APL Logistics (Dow Corning)	382,800	100.0%
22	Denver	CO	2002	Ford Motor Company	314,978	100.0%
23	Fort Worth	TX	2002	Ford Motor Company	252,000	100.0%
24	Denver	CO	2002	Kellogg Sales Company	144,511	100.0%
25	Fremont	CA	2002	ASUS Computer International, Inc.	105,821	100.0%
26	Denver	CO	2002	HCA-Health Tone, LLC	90,126	100.0%
27	Denver	CO	2001	Aspen Pet Products, Inc.	360,118	100.0%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
28	Denver	CO	2001	United Stationers Supply Co.	350,969	100.0%
29	Woodridge	IL	2001	Metro Exhibit Corporation	167,529	100.0%
30	Denver	CO	2001	Rivers End Holdings	161,511	100.0%
31	Rancho Cucamonga	CA	2001	Scripto-Tokai Corporation	120,620	100.0%
32	Fremont	CA	2001	Synnex Corporation	100,542	100.0%
33	Fremont	CA	2001	Synnex Corporation	65,332	100.0%
34	Woodridge	IL	2000	Prairie Packaging, Inc.	513,674	100.0%
35	Ontario	CA	2000	New Balance Athletic Shoe, Inc.	504,530	100.0%
36	Grand Prairie	TX	2000	Quaker Sales & Distribution, Inc.	450,864	100.0%
37	Rancho Cucamonga	CA	2000	APL Logistics	443,190	100.0%
38	Rancho Cucamonga	CA	2000	APL Logistics	441,970	100.0%
39	Grand Prairie	TX	2000	Vacant	422,622	0.0%
40	Ontario	CA	2000	The Hain Food Group	373,283	100.0%
41	Woodridge	IL	2000	Central American Dist & Trans	367,999	100.0%
42	Ontario	CA	2000	The Gillette Company	359,996	100.0%
43	Woodridge	IL	2000	Corporate Express Office Prod.	263,007	100.0%
44	Oakland	CA	2000	United States Postal Service	147,500	100.0%
45	Rancho Cucamonga	CA	2000	Carpenter Technology Corporation	56,490	100.0%
46	Woodridge	IL	1999	The Gillette Company	532,560	100.0%
47	Grand Prairie	TX	1999	APL Logistics	423,700	100.0%
48	Romeoville	IL	1999	APL Logistics (Honda)	402,266	100.0%
49	Woodridge	IL	1999	Central American Warehouse Co.	396,489	100.0%
50	Woodridge	IL	1999	United States Intermodal Svcs, LLC	351,799	100.0%
51	Grand Prairie	TX	1999	APL Logistics	343,200	100.0%
52	Fremont	CA	1999	Peripheral Computer Support	187,168	100.0%
53	Portland	OR	1999	Spicers Paper, Inc.	180,000	100.0%
54	Louisville	KY	1999	Clark Material Handling Company	166,600	100.0%
55	Woodridge	IL	1999	Samuel Manu-Tech, Inc.	165,173	100.0%
56	Portland	OR	1999	Synetics Solutions, Inc.	165,000	100.0%
57	Denver	CO	1999	The SYGMA Network	156,139	100.0%
58	Woodridge	IL	1999	Packaging Consultants, Inc.	114,591	100.0%
59	Portland	OR	1999	Kinco International, Inc.	103,500	100.0%
60	Richmond	CA	1999	Kaiser Foundation Health Plan	88,845	100.0%
61	Fremont	CA	1999	Fiberstars, Inc.	60,000	100.0%
62	Fremont	CA	1999	Digital Stream USA, Inc.	53,395	46.6%
63	Richmond	CA	1999	Kaiser Foundation Health Plan	42,500	100.0%
64	Ontario	CA	1998	Sweetheart Holdings, Inc.	526,408	100.0%
65	Stockton	CA	1998	Vacant	500,199	0.0%
66	Woodridge	IL	1998	APL Logistics (Bobcat)	357,255	100.0%
67	Denver	CO	1998	Big O Development, Inc.	325,999	61.0%
68	City of Industry	CA	1998	Liberty Glove, Inc.	183,855	100.0%
69	Oakland	CA	1998	The Sleep Train, Inc.	176,826	63.2%
70	Woodridge	IL	1998	Trudeau Corporation (America)	159,258	71.3%
71	City of Industry	CA	1998	Graybar Electric Company, Inc.	157,055	100.0%
72	City of Industry	CA	1998	Unipac Shipping Co./Continental	138,124	100.0%
73	Denver	CO	1998	Callisto Corporation	129,442	100.0%
74	City of Industry	CA	1998	Playhut, Inc.	109,448	100.0%
75	Fremont	CA	1998	Mouse Systems	102,626	55.0%
76	Fremont	CA	1997	Office Depot, Inc.	476,177	100.0%
77	Aberdeen	MD	1997	Saks & Company	470,707	100.0%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
78	City of Industry	CA	1997	Viewsonic Corporation	298,050	100.0%
79	Union City	CA	1997	Spicers Paper, Inc.	234,588	100.0%
80	Garland	TX	1997	Interceramic, Inc.	227,023	100.0%
81	Garland	TX	1997	SpeedFC, Inc.	226,906	74.7%
82	Ontario	CA	1997	Tyco Healthcare Group, LP	180,608	100.0%
83	Fremont	CA	1997	Galgon Industries, Inc.	174,460	72.7%
84	Anaheim	CA	1997	Anixter Inc.	130,466	100.0%
85	Fremont	CA	1997	Victron, Inc.	127,452	100.0%
86	Ontario	CA	1997	Los Angeles Times Comm	37,000	100.0%
87	City of Industry	CA	1996	Owens & Minor Distribution Inc.	230,992	100.0%
88	Ontario	CA	1996	McLane Foodservice, Inc.	201,454	100.0%
89	Fremont	CA	1996	Home Depot Corporation	158,400	100.0%
90	Fremont	CA	1996	Menlo Logistics, Inc.	114,948	100.0%
91	Fremont	CA	1996	Y.C. Cable, Inc.	94,080	100.0%
92	Vernon	CA	1996	Mark Fabrics, Inc.	41,712	100.0%
93	Vernon	CA	1996	Monami Textile, Inc.	30,840	100.0%
94	Vernon	CA	1996	U.S. Plastic, Inc.	27,798	100.0%
95	Ontario	CA	1995	Goodyear Tire & Rubber Co	300,136	100.0%
96	Santa Fe Springs	CA	1995	Spicers Paper, Inc.	100,000	100.0%

	Subtotal 1995-2004			(96 buildings)	26,474,863	94.6%

1	Grove City	OH	1994	Roadway Reverse Logistics, Inc.	300,211	92.0%
2	Dallas	TX	1994	Interceramic, Inc	262,000	100.0%
3	Fullerton	CA	1994	Adams Rite Aerospace, Inc.	100,000	100.0%
4	Anaheim	CA	1994	Los Angeles Times Comm, LLC	17,575	100.0%
5	Grove City	OH	1993	Lennox Industries	360,412	100.0%
6	Grove City	OH	1993	McGraw Hill	305,268	100.0%
7	Woodridge	IL	1993	Dollar Tree Stores, Inc.	261,400	100.0%
8	Ontario	CA	1992	THMX Holdings, LLC	149,406	100.0%
9	Livermore	CA	1992	Owens & Minor Distribution, Inc.	148,440	100.0%
10	Woodridge	IL	1992	Vistar Corporation	148,416	100.0%
11	Anaheim	CA	1992	Partition Installations, Inc.	79,846	100.0%
12	Vernon	CA	1992	Calflex Manufacturing	47,000	100.0%
13	Anaheim	CA	1992	SCP Superior Acquisition Co	36,800	100.0%
14	Anaheim	CA	1992	Robert Bosch Tool Corporation	26,200	100.0%
15	City of Industry	CA	1991	Circuit City Stores, Inc.	449,049	100.0%
16	Woodridge	IL	1991	Graham Packaging Company, L.P.	265,062	96.3%
17	Woodridge	IL	1991	Argo Turboserve Corporation	116,544	100.0%
18	Union City	CA	1991	Classic Design Furnishings, Inc.	105,408	100.0%
19	Vernon	CA	1991	Brambles Info. Mgmt., Inc.	49,250	100.0%
20	Santa Fe Springs	CA	1991	Highlight Graphics, Inc.	41,921	95.8%
21	Santa Fe Springs	CA	1991	Hotchkis Performance LLC	35,973	100.0%
22	Vernon	CA	1991	Alto Products	30,840	100.0%
23	Santa Fe Springs	CA	1991	Shared Technologies	30,418	100.0%
24	Santa Fe Springs	CA	1991	Create Magic, Inc.	14,644	91.8%
25	Santa Fe Springs	CA	1991	Dover Resources Corporation	11,814	79.2%
26	Ontario	CA	1990	Cott Beverages USA, Inc.	412,944	100.0%
27	Santa Fe Springs	CA	1990	La Salle Paper Company, Inc.	237,814	100.0%
28	Garland	TX	1990	Sears Logistics Services, Inc.	200,000	100.0%
29	Tempe	AZ	1990	Stinger Mac Accessories, Inc.	165,646	100.0%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
30	Ontario	CA	1990	H. Tedmori, Inc.	141,150	100.0%
31	Livermore	CA	1990	Quality Packaging, Inc.	131,128	100.0%
32	Union City	CA	1990	Tyco Printed Circuit Group LP	116,993	100.0%
33	Vernon	CA	1990	Mister S	48,187	100.0%
34	Vernon	CA	1990	The Kroger Company	26,923	100.0%
35	Vernon	CA	1990	Maruhana U.S.A., Corp.	26,653	100.0%

	Subtotal 1994-1990			(35 buildings)	4,901,335	99.2%

1	Ontario	CA	1989	Toto USA, Inc.	405,864	100.0%
2	Anaheim	CA	1989	Nu Media Graphics, Inc.	39,285	100.0%
3	Anaheim	CA	1989	Shaxon Industries	28,185	100.0%
4	Santa Ana	CA	1989	Severn Trent Laboratories, Inc.	24,968	100.0%
5	Anaheim	CA	1989	Specification Seals Co.	24,955	100.0%
6	Anaheim	CA	1989	Benecci Corporation	20,705	100.0%
7	Phoenix	AZ	1988	Freeport Logistics, Inc.	206,263	100.0%
8	Vernon	CA	1988	Pepboys of California	137,307	100.0%
9	Tempe	AZ	1988	Eagle Global Logistics	133,291	100.0%
10	Carson	CA	1988	F.R.T. International, Inc.	133,240	100.0%
11	Carson	CA	1988	Expeditors International	118,545	100.0%
12	Union City	CA	1988	InterAmerican Motor Corporation	115,200	50.0%
13	Livermore	CA	1988	Trans Western Polymers, Inc.	92,022	100.0%
14	Vernon	CA	1988	Overwear, Inc.	85,349	80.8%
15	Union City	CA	1988	Orthopedic Systems, Inc.	82,944	100.0%
16	Union City	CA	1988	Qualitee International	77,760	50.0%
17	Livermore	CA	1988	Trans Western Polymers, Inc.	76,800	100.0%
18	Tustin	CA	1988	Terumo Cardiovascular Systems Corp.	69,763	100.0%
19	Tustin	CA	1988	GE Medical Systems Info Technologies, Inc	59,505	100.0%
20	Orange	CA	1988	Freedom Communications Inc.	54,177	100.0%
21	Santa Ana	CA	1988	Young Champions Recreation Programs, Inc	36,225	100.0%
22	Los Angeles	CA	1988	Tanimura Distributing, Inc.	31,311	100.0%
23	Rancho Cucamonga	CA	1987	Conagra Foods, Inc.	419,064	100.0%
24	Phoenix	AZ	1987	Huhtamaki Plastics, Inc.	221,116	100.0%
25	Santa Fe Springs	CA	1987	Galleher, Inc.	98,882	100.0%
26	Union City	CA	1987	Am-Pac Tire Distribution, Inc.	88,704	100.0%
27	Union City	CA	1987	Vacant	86,496	0.0%
28	Santa Fe Springs	CA	1987	Atlantic, Inc.	70,756	100.0%
29	Anaheim	CA	1987	Mintek Digital, Inc.	52,965	100.0%
30	Anaheim	CA	1987	Meiho Technology, Inc.	51,153	100.0%
31	Union City	CA	1987	Advanced Products Labs, Inc.	44,909	90.1%
32	Anaheim	CA	1987	United Media Services, Inc.	43,428	100.0%
33	Anaheim	CA	1987	Saint-Gobain Industrial Ceramics, Inc.	32,074	100.0%
34	Los Angeles	CA	1987	Tanimura Distributing, Inc.	30,104	100.0%
35	La Mirada	CA	1986	Mohawk Industries, Inc.	220,000	100.0%
36	Union City	CA	1986	Runco International, Inc.	126,144	71.2%
37	Orange	CA	1986	Data Aire, Inc.	108,222	100.0%
38	Tempe	AZ	1986	Stolper-Fabralloy Co.	101,601	100.0%
39	Tempe	AZ	1986	Southern Wine & Spirits of America, Inc.	93,366	100.0%
40	Vernon	CA	1986	Jade Apparel, Inc.	77,184	100.0%
41	Orange	CA	1986	Crystal Cathedral Ministries	42,918	100.0%
42	Orange	CA	1986	Cano Container Corporation	35,000	100.0%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
43	Vernon	CA	1986	Rayem Investments, Inc.	28,875	100.0%
44	Anaheim	CA	1985	Fremont Investment & Loan	20,769	100.0%

	Subtotal 1985-1989			(44 buildings)	4,147,394	94.2%

1	Sacramento	CA	1983	The Speed Merchant, Inc.	46,500	100.0%
2	Sacramento	CA	1983	The Speed Merchant, Inc.	21,976	100.0%
3	Sacramento	CA	1983	American River Flood Control	21,000	100.0%
4	Sacramento	CA	1983	American River Flood Control	21,000	100.0%
5	Fullerton	CA	1980	Equalizer, Inc.	97,056	100.0%
6	Vernon	CA	1980	Fleetpride, Inc.	10,600	100.0%
7	Phoenix	AZ	1976	American Beverage Corporation	78,327	100.0%
8	Tustin	CA	1975	ADC Telecommunications, Inc.	65,910	100.0%
9	Houston	TX	1975	Insituform Technologies, Inc.	57,058	100.0%
10	San Diego	CA	1971	Culleton, Michael P.	32,905	100.0%
11	San Diego	CA	1971	Refrigeration Supplies Dist, Inc.	21,507	100.0%
12	San Diego	CA	1971	Ljungquist Enterprises, Inc.	18,001	100.0%
13	San Diego	CA	1971	Biz Wiz, Inc.	14,401	100.0%
14	San Diego	CA	1971	California Board Sports	14,000	100.0%
15	San Diego	CA	1971	Transwestern Publishing Co.	12,822	100.0%
16	San Diego	CA	1971	Tritek Telecom, Inc.	12,801	100.0%
17	San Diego	CA	1971	Nico & Associates, Inc.	12,599	78.6%
18	San Diego	CA	1971	Bar Boy, Inc.	11,200	100.0%
19	San Diego	CA	1971	Graphic Communications, Inc.	9,928	100.0%
20	San Diego	CA	1971	Smalley & Company	9,600	100.0%
21	San Diego	CA	1971	Environmental Spray Systems, Inc.	9,599	91.1%
22	San Diego	CA	1971	Taiwanese Amer. Fnd. of San Diego	8,400	100.0%
23	Tustin	CA	1966	Action Wholesale Products Inc.	39,600	100.0%
24	Phoenix	AZ	1950	FedEx Ground Packaging Systems	83,317	100.0%
25	Phoenix	AZ	1950	New Glazing Industries, Ltd.	40,495	100.0%
26	Vernon	CA	1937	Griffith Micro Science, Inc.	48,315	100.0%
27	Topeka	KS	1931	America’s Industrial & Comm Supply	70,266	100.0%

	Subtotal Pre-1985			(27 buildings)	889,183	99.6%

	Total Industrial			(202 buildings—Average Age 7.2 Years)	36,412,775	95.3%

	Office Property:
1	San Francisco	CA	2004	Catellus Development Corp.	7,500	51.1%
2	San Francisco	CA	2002	The Gap, Inc.	282,773	100.0%
3	Westminster	CO	2002	Allos Therapeutics, Inc.	151,412	100.0%
4	Glenview IL	IL	2002	DE Trading Corporation	116,015	73.6%
5	Coppell	TX	2002	Brink’s, Incorporated	101,844	100.0%
6	Westminster	CO	2001	American Skandia Life Assurance	121,461	100.0%
7	Woodridge	IL	1991	Argonne National Laboratory	97,964	86.3%
8	Anaheim	CA	1990	Fremont Investment & Loan	94,112	100.0%
9	Corona	CA	1990	Centex Homes	62,057	100.0%
10	Santa Ana	CA	1989	County of Orange	66,106	100.0%
11	Chatsworth	CA	1988	101 Communications LLC	56,964	74.7%
12	Chatsworth	CA	1988	Washington Mutual Bank	53,292	80.1%
13	Chatsworth	CA	1988	Physerv LLC	43,117	100.0%
14	San Jose	CA	1986	AON Service Corporation	70,903	71.1%
15	San Jose	CA	1986	Intellisync Corporation	69,956	91.4%
16	Chatsworth	CA	1986	Washington Mutual Bank	60,175	99.7%
17	Orange	CA	1986	Control Air Conditioning Corp.	40,000	100.0%

	City	State	Year Built	Major Tenant	Rentable Square Feet	Year-End Building Occupancy%
18	San Jose	CA	1985	MCI Worldcom Communications, Inc.	77,092	79.9%
19	San Jose	CA	1985	State Farm Mutual Automobile Insurance	71,514	88.5%
20	San Jose	CA	1985	Porter Novelli Inc.	69,952	93.4%
21	San Jose	CA	1985	Zentera, Inc.	67,317	5.7%

	Subtotal 1985-2004			(21 buildings)	1,781,526	89.3%

1	Portland	OR	1979	McFall General Agency	56,939	56.0%
2	Irving	TX	1978	General Motors Corporation	68,190	100.0%
3	Dallas	TX	1975	J. C. Penney Company, Inc.	474,554	95.2%
4	Dallas	TX	1975	J. C. Penney Company, Inc.	224,211	100.0%
5	Sacramento	CA	1975	Community Health Charities of CA	21,357	54.7%
6	Sacramento	CA	1975	Bi Tran Systems, Inc.	11,661	85.6%
7	Sacramento	CA	1975	Cal Assoc. For Local Econ Dev.	11,182	59.0%
8	Sacramento	CA	1974	Volunteers of America & Central Valley	53,696	71.9%
9	Newport Beach	CA	1972	Express Capital Lending, Inc.	24,035	100.0%
10	Newport Beach	CA	1972	United Auto Credit Corporation	23,991	100.0%
11	Chicago	IL	1903	Skidmore, Owings & Merrill, LLP	379,618	81.8%

	Subtotal Pre-1985			(11 buildings)	1,349,434	89.0%

	Total Office			(32 buildings)	3,130,960	89.2%

	Retail Property:
1	Fremont	CA	2004	Linens N Things	57,927	100.0%
2	Fremont	CA	2004	Circuit City Stores West Coast, Inc.	33,889	100.0%
3	Tucson	AZ	2002	Vacant	51,242	0.0%
4	Tucson	AZ	2002	J & J Dental, P.C.	12,414	50.7%
5	Tucson	AZ	2002	Ole Mexican Grill	5,840	59.1%
6	Tucson	AZ	2002	Chinese Combo	4,950	100.0%
7	Emeryville	CA	2001	Michaels Stores, Inc.	23,923	100.0%
8	Emeryville	CA	1994	Home Depot Corporation	117,000	100.0%
9	Emeryville	CA	1994	Home Depot Corporation	102,501	100.0%
10	Emeryville	CA	1994	Sportmart, Inc.	96,954	100.0%
11	Emeryville	CA	1994	Safeway (dba Pak N Save)	59,195	100.0%
12	Emeryville	CA	1994	Mattress Discounters Corporation	4,897	100.0%
13	Emeryville	CA	1994	Designs CMAL Store Inc.	3,561	100.0%
14	Emeryville	CA	1994	Walker, Robin M. and Swarm, Ezel N.	3,537	67.9%
15	Anaheim	CA	1985	Fremont Investment & Loan	12,307	100.0%
16	Anaheim	CA	1985	Fremont Investment & Loan	10,668	100.0%

	Subtotal 1985-2004			(16 buildings)	600,805	89.9%

1	Woodland Hills	CA	1973	Toys R’ Us	76,552	100.0%
2	Woodland Hills	CA	1973	Shelley’s Stereo	7,530	100.0%
3	Denver	CO	1971	King Soopers Inc.	99,627	92.5%
4	Livermore	CA	1970	Lucky Stores, Inc	69,224	96.6%
5	Tustin	CA	1968	Micro Center	39,600	100.0%
6	Portland	OR	1968	Bank of The West	25,284	70.3%
7	Portland	OR	1968	Hollywood Entertainment Corp	11,998	99.4%
8	Woodland Hills	CA	1965	The Book Market, Inc.	29,071	99.5%
9	Newport Beach	CA	1960	Lucky Stores, Inc.	40,155	100.0%

	Subtotal Pre-1985			(9 buildings)	399,041	95.6%

	Total Retail			(25 buildings)	999,846	92.2%

	Grand Total			(259 buildings)	40,543,581	94.7%

Building Occupancy

The rental buildings were 94.7% leased as of December 31, 2004.

Rental portfolio occupancy by property type:

	As of December 31,
	2004	2003	2002
	(Square feet in thousands)
Industrial
Square feet owned	36,413	34,171	32,944
Square feet leased	34,693	32,833	31,337
Percent leased	95.3%	96.1%	95.1%
Office
Square feet owned	3,131	3,165	3,164
Square feet leased	2,792	2,792	2,807
Percent leased	89.2%	88.2%	88.7%
Retail
Square feet owned	1,000	868	868
Square feet leased	921	755	813
Percent leased	92.2%	86.9%	93.7%
Total
Square feet owned	40,544	38,204	36,976
Square feet leased	38,406	36,380	34,957
Percent leased	94.7%	95.2%	94.5%

Lease Expirations

Lease expirations by property type as of December 31, 2004 (in thousands, except for %’s):

	Industrial		Office		Retail		Total
Year	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
2005	3,642	10.5%	827	29.6%	106	11.5%	4,575	12.0%
2006	3,726	10.7%	167	6.0%	31	3.4%	3,924	10.2%
2007	2,948	8.5%	507	18.2%	22	2.3%	3,477	9.0%
2008	3,280	9.5%	289	10.3%	102	11.1%	3,671	9.6%
2009	4,538	13.1%	250	9.0%	213	23.1%	5,001	13.0%
2010	4,096	11.8%	71	2.5%	26	2.9%	4,193	10.9%
2011	3,837	11.1%	142	5.1%	28	3.0%	4,007	10.4%
2012	3,814	11.0%	122	4.4%	12	1.3%	3,948	10.3%
2013+	4,812	13.8%	417	14.9%	381	41.4%	5,610	14.6%

Total	34,693	100.0%	2,792	100.0%	921	100.0%	38,406	100.0%

Operating Joint Venture Portfolio

Catellus had direct or indirect equity interests in four joint ventures that owned rental properties during the year. The joint ventures provided us with cash distributions of $7.4 million and earnings of $6.1 million for the year ended December 31, 2004. The joint venture agreements of these joint ventures contain provisions with certain safeguard features for our investments, such as voting rights in major decisions of the joint ventures, and venture partners’ consents on sales of a venture partner’s ownership interest.

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

We owned joint venture interests in the following operating properties for the years presented.

	No. of Ventures	Size	Ownership Interest	Equity in Earnings Year Ended December 31,
				2004	2003	2002
				(In thousands)
Hotel(1)	3	1,937 rooms	25-50%	$5,957	$6,586	$8,213
Office	1	202,000 sq. ft.	67%	175	312	64

Total	4			$6,132	$6,898	$8,277

(1)	Includes a hotel parking lot joint venture. Additionally, we are likely to acquire the remaining interest in one of our hotel joint ventures in 2005.

Ground Leases and Other Properties:

Ground Leases

We own approximately 5,600 acres of ground leases that we intend to hold but do not consider part of our rental portfolio square footage presentation. We expect that the level of income generated from this category will remain relatively constant over the next several years.

The following table summarizes our ground leases for the year ended December 31, 2004:

	Revenues	Property Operating Costs	Rental Revenue Less Property Operating Costs
	(In thousands)
Northern California	$14,584	$4,434	$10,150
Southern California	9,399	216	9,183
Other states	2,852	120	2,732

Totals	$26,835	$4,770	$22,065

Other Properties

As of December 31, 2004, in addition to 40.5 million square feet of buildings in our rental portfolio, we also own two train stations aggregating approximately 121,000 square feet and 10 acres of ground leases that are being marketed for sale (“Other Property”). Approximately 100 acres of ground leases were sold during 2004. In addition, we sold all of our other properties in Northern California as part of a larger sale of our Non-Core assets in November of 2004. The level of income generated from this category will decline as a significant portion were sold in 2004.

The following table summarizes our Other Property portfolio as of, and for, the year ended December 31, 2004:

	Number of Buildings	Square Feet(1)	Revenues(2)	Property Operating Costs(2)	Rental Revenue Less Property Operating Costs(2)
	(In thousands, except for number of buildings)
Northern California	—	—	$4,935	$1,519	$3,416
Southern California	2	121	4,805	3,728	1,077
Other states	—	—	42	40	2

Totals	2	121	$9,782	$5,287	$4,495

(1)	Other Property is not included in the total square feet of rental portfolio.
(2)	These amounts do not consider the effect of discontinued operations; see Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations Format.

Developable Land Inventory

As of December 31, 2004, we had developable land capable of supporting approximately 36.5 million square feet. All of our developable land is entitled.

Estimated development potential in square feet of our consolidated land inventory as of December 31, 2004:

	Commercial	Residential
	(Square feet in thousands)	(Lots or units)
Core segment	29,906	—
URO—Residential	—	1,212
URO—Urban	6,548	—

Total	36,454	1,212

Net book value of our developable land inventory for the years presented:

	Net Book Value December 31,
	2004	2003	2002
	(In thousands)
Core segment	$173,305	$165,199	$171,924
Core segment joint ventures	2,773	1,729	—
URO:
Residential	—	59,914	52,850
Joint ventures	11,079	52,738	37,918
Urban	80,959	263,385	279,495

Subtotal URO	92,038	376,037	370,263

Total	268,116	542,965	542,187
Accumulated depreciation	(5,690)	(11,758)	(10,699)

Total, net depreciation	$262,426	$531,207	$531,488

Core Segment Developable Land Inventory

Our existing Core segment developable land can support an estimated 29.9 million square feet of new commercial development based upon current entitlements.

In 2004, we invested approximately $41 million in the acquisition of land capable of supporting approximately 6.0 million square feet of commercial development.

The following table summarizes our Core segment developable land inventory and corresponding book value for the year ended December 31, 2004:

(Based on square feet, in thousands except %’s)

Project Name	Locations	1/1/04 Square Feet	Year to Date Activity				12/31/04 Square Feet	% of Total	Book Value
			Adjustments(1)	Acquisitions	Sales/ Leases	Development
Southern California
Kaiser Commerce Center	San Bernardino County	1,165	65	—	—	(985)	245		829
Crossroads Business Park	Ontario	2,016	42	—	—	—	2,058		5,424
Rancho Pacific Distribution Centre	Rancho Cucamonga	312	(119)	—	—	—	193		3,882
San Bernardino	San Bernardino	865	(2)	—	—	(758)	105		472
Pacific Center	Anaheim	44	—	—	—	—	44		2,850

Subtotal Southern California		4,402	(14)	—	—	(1,743)	2,645	9%	13,457

Northern California
Pacific Commons	Fremont	2,325	—	—	(564)	(216)	1,545		38,897
Duck Creek	Stockton	2,000	100	—	—	—	2,100		3,009
Spreckels Business Park	Manteca	586	(140)	—	—	(96)	350		2,344

Subtotal Northern California		4,911	(40)	—	(564)	(312)	3,995	13%	44,250

Subtotal California		9,313	(54)	—	(564)	(2,055)	6,640	22%	57,707

Illinois
Minooka	Minooka	3,710	(306)	2,553	—	(455)	5,502		11,984
Internationale Centre	Woodridge	858	48	—	(207)	—	699		6,314
Prairie Glen Corporate Campus	Glenview	102	—	198	(181)	(49)	70		800
Joliet	Joliet	403	—	—	—	—	403		84

Subtotal Illinois		5,073	(258)	2,751	(388)	(504)	6,674	22%	19,182

Texas
Hobby Business Park	Houston	1,700	—	—	(171)	—	1,529		1,172
Gateway Corporate Center	Coppell	1,120	58	—	—	—	1,178		11,452
Stellar Way Business Park	Grand Prairie	814	(42)	—	—	(138)	634		2,029
Gateway East Business Park	Garland	763	(73)	—	—	—	690		2,612
Plano	Plano	403	47	—	—	—	450		1,273
Ford	Ft. Worth	104	—	—	(104)	—	(0)		—
RMMA	Austin	—	—	570	(570)	—	—		6,214

Subtotal Texas		4,904	(10)	570	(845)	(138)	4,481	15%	24,752

Project Name	Locations	1/1/04 Square Feet	Year to Date Activity				12/31/04 Square Feet	% of Total	Book Value
			Adjustments(1)	Acquisitions	Sales/ Leases	Development
Other
Eastgate	Aurora, CO	4,000	300	—	—	—	4,300		9,799
Stapleton Business Park	Denver, CO	750	(140)	—	(112)	(348)	150		1,062
South Shore Corp. Park	Portland / Gresham, OR	707	(89)	—	—	—	618		6,410
Circle Point Corporate Center	Westminster, CO	566	33	—	(319)	—	280		4,282
Cedar Grove Business Park	Louisville, KY	545	47	—	(62)	—	530		1,622
Douglas Hill Business Park	Atlanta, GA	778	6	—	—	(428)	356		1,199
Quakertown, PA	Milford, Bucks County, PA	1,336	(336)	—	—	—	1,000		8,074
New Jersey	Carteret & Woodbridge, NJ	367	24	3,250	—	(363)	3,278		30,400

Subtotal Other		9,049	(155)	3,250	(493)	(1,139)	10,512	35%	62,848

Subtotal Outside of California		19,026	(423)	6,571	(1,726)	(1,781)	21,667	72%	106,782

Total Owned Land		28,339	(477)	6,571	(2,290)	(3,836)	28,307	95%	164,489

Option/Controlled Land
Alameda (FISC)	Alameda, CA	1,300	—	—	—	—	1,300		501
Prairie Glen Corporate Campus	Glenview, IL	335	142	(178)	—	—	299		—
Minooka	Minooka, IL	2,457	(54)	(2,403)	—	—	0		—
Other	Various	—	—	—	—	—	—		8,315

Total Inventory		32,431	(389)	3,990	(2,290)	(3,836)	29,906	100%	173,305

(1)	Generally, adjustments are due to re-measurement.

Summary of Remaining Non-Core Assets as of December 31, 2004

•	A 9.65-acre site entitled for approximately one million square feet of commercial development at Mission Bay that Catellus recently announced it is negotiating to ground lease to the University of California. Upon commencement of the ground lease, the rent on the 99-year lease is expected to be included in Catellus’ rental portfolio and will be part of Core Operations.

•	The remaining development land at Los Angeles Union Station (36.5 acres and 5.2 million square feet). The book value for the development land at LAUS is $54.3 million as of December 31, 2004.

•	Parkway, a residential community development in Sacramento, California, which will be substantially complete by the end of 2005. The book value for Parkway is $1.5 million as of December 31, 2004.

•	Serrano, a residential community development in Sacramento, California, which Catellus is currently negotiating to sell to our partner for approximately $27 million in the form of cash and note. The book value for Serrano is $9.5 million as of December 31, 2004.

•	Cash flow from tax increment at Victoria-by-the-Bay, a completed residential development in Hercules, California, that is expected to total $3.5 million annually by 2008, at full build-out, and grow annually through 2044, as property assessments increase. The total expected cash flow from tax increment at Victoria-by-the-Bay is $154.4 million as of December 31, 2004. Additionally, we expect to receive approximately $5 million from profit participation as homes are sold over the next several years.

•	The Prop 10 building, an office building currently under construction at Los Angeles Union Station with a total projected cost of approximately $10.0 million. The tenant has exercised its option to purchase the building in the first quarter of 2005.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Gain on Non-Strategic Asset Sales of this Form 10-K for information regarding the aggregate total of non-strategic asset sales.

Item 3.    Legal Proceedings

The Company is subject to lawsuits, certain governmental proceedings, and various environmental remediation orders of local governmental agencies, in each case arising in the ordinary course of business. Although the outcome of these lawsuits or other proceedings against the Company and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on our business, future results of operations, financial condition, or liquidity.

Although the Company is a party to routine proceedings incidental to its business, the Company is not a party to, nor is its property the subject of, any material pending legal proceeding, except as provided below.

On March 12, 2002, the Department of Toxics and Substance Control of the State of California (“DTSC”) notified the Company of an investigation of the Company, its general contractors, and subcontractors working for such general contractors, concerning the Mission Bay project. The investigation was initiated primarily for purposes of determining whether individuals and companies hauling soil within and from Mission Bay satisfied certain hazardous waste license/certification hauling requirements. The DTSC issued notices of violation, without fines or penalties, to the Company and one subcontractor on May 23, 2002, citing the subcontractor’s failure to qualify as a registered hazardous waste hauler. The Company has not since received any communications from the DTSC regarding any change in the status of the investigation. The Company is working with the DTSC on a basis for concluding the investigation. In any event, the Company does not anticipate that the investigation or any proceeding that may result from the investigation will have a material adverse impact on the Mission Bay project.

The Company formerly owned approximately 47 acres located in the Westchester—Playa Del Rey area of Los Angeles, California adjacent to the Pacific Ocean and Ballona Wetlands (“West Bluffs”), which have an entitlement for the development of 114 single family homes but are subject to certain legal actions. On November 23, 2004, the Company completed the sale of the West Bluffs to an unaffiliated entity. At that time, the West Bluffs was subject to two material legal proceedings, as described below.

On October 6, 2000, a lawsuit (“Coastal Act Lawsuit”) was filed by the Sierra Club and certain other parties against the California Coastal Commission and the Company as a real party in interest in the San Francisco Superior Court challenging approvals issued by the California Coastal Commission for the development of the project. This suit was subsequently consolidated with an additional suit filed on February 9, 2001. Both the trial court and the First District Court of Appeal have ruled in favor of the Company and the California Coastal Commission on the merits. The case is presently pending before the California Supreme Court, with a hearing scheduled for March 2005. Petitioners’ requests for injunctive relief at the trial, appellate and Supreme Court levels have been unsuccessful in preventing the development of the West Bluffs project site.

On March 26, 1999, the Coalition for Concerned Communities, Inc. and certain other parties (“Coalition”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations with respect to the West Bluffs project approvals. Both the trial court and the Second District Court of Appeal have ruled in favor of the Company on the merits, and the Coalition’s motions to stay the development of the West Bluffs project site have been unsuccessful. In October 2003, the California Supreme Court granted the Coalition’s petition for review on the sole issue of whether, as maintained by the Coalition, the Mello Roos Act affordable housing requirements apply to the West Bluffs project. In December 2004, the Supreme Court ruled in favor of the Company and the City of Los Angeles, thus concluding the CEQA Lawsuit.

Although the litigation process delayed the previously planned start of infrastructure construction on the West Bluffs project site, the Company commenced such construction in May 2003. Infrastructure construction and the process of preparing the site for home construction are nearing completion. With the conclusion of the CEQA Lawsuit, the Coastal Act Lawsuit is the only material legal proceeding to which the West Bluffs property is subject. However, there can be no assurance that further litigation proceedings with respect to the West Bluffs project will not result in additional delays. In any event, as the result of the sale of West Bluffs, any legal proceeding to which the property is subject will no longer be material as to the Company.

Also see Note 15, “Commitments and Contingencies,” of the accompanying Condensed Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock commenced trading on December 5, 1990, and is listed on the New York Stock Exchange under the symbol “CDX”. The following table sets forth for the periods indicated the high and low sale prices of the Company’s common stock as reported by Bloomberg Financial Markets:

	Common Stock Price
	High	Low
Year ended December 31, 2003
First Quarter	$21.70	$19.05
Second Quarter	$23.29	$21.14
Third Quarter	$24.64	$22.10
Fourth Quarter	$26.59	$22.24

Year ended December 31, 2004
First Quarter	$27.15	$24.03
Second Quarter	$26.31	$21.52
Third Quarter	$27.80	$24.69
Fourth Quarter	$32.04	$27.08

On March 1, 2005, there were approximately 15,401 holders of record of the Company’s common stock. Cash dividends of $0.27 per common share for the fourth quarter 2003 and the first, second, and third quarters of 2004 were paid on January 15, 2004, April 15, 2004, July 15, 2004 and October 15, 2004; respectively.

On December 1, 2004, the Company’s Board declared a regular cash dividend for the quarter ending December 31, 2004, of $0.27 per share of common stock, or $27.9 million, and a special dividend of $0.45 per share of common stock, or $46.5 million, that were paid on January 18, 2005, to stockholders of record at the close of business on December 28, 2004, see REIT-related Distribution and Quarterly Dividends section in MD&A for detail of distribution and dividends.

The Company’s revolving credit facility includes a covenant restricting dividends, subject to certain exceptions, in any fiscal year to the greater of (i) 95% of Funds From Operations or (ii) such amount necessary for the REIT Guarantor to qualify as a REIT under the Internal Revenue Code. The Company was in compliance with this covenant for the 2004 fiscal year, as actual dividends amounted to 71% of Funds from Operations.

For detailed information regarding our equity compensation plans, see Equity Compensation Plan Information in Part III, Item 12.

Item 6.    Selected Financial Data

The following income statement and selected balance sheet data with respect to each of the years in the five-year period ended December 31, 2004, have been derived from our annual Consolidated Financial Statements. The operating data have been derived from our underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for a discussion of results of operations for 2004, 2003, and 2002.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenues
Rental revenue	$304,330	$292,318	$257,589	$224,811	$196,053
Sales revenue	504,458	204,271	139,604	245,804	451,096
Management, development and other fees	5,706	11,129	7,088	6,000	15,460

	814,494	507,718	404,281	476,615	662,609

Costs and expenses
Property operating costs	(84,257)	(84,480)	(69,771)	(60,201)	(53,554)
Cost of sales	(401,942)	(112,968)	(89,661)	(149,698)	(337,755)
Selling, general and administrative expenses	(54,437)	(55,747)	(43,695)	(45,826)	(61,476)
Depreciation and amortization	(73,869)	(68,584)	(60,803)	(50,247)	(44,299)

	(614,505)	(321,779)	(263,930)	(305,972)	(497,084)

Operating income	199,989	185,939	140,351	170,643	165,525

Other income
Equity in earnings of operating joint ventures, net	6,132	6,898	8,277	8,833	9,809
Equity in earnings of development joint ventures, net	15,444	32,849	29,232	25,978	27,780
Gain on non-strategic asset sales	17,008	22,950	7,264	3,909	46,279
Interest income	16,850	7,294	9,871	23,608	11,203
Other	3,753	3,739	9,196	5,740	235

	59,187	73,730	63,840	68,068	95,306

Other expenses
Interest expense	(65,535)	(60,395)	(58,157)	(53,884)	(47,947)
REIT transition costs	(420)	(7,262)	—	—	—
Other	(10,536)	(9,237)	(2,021)	(17,475)	(19,849)

	(76,491)	(76,894)	(60,178)	(71,359)	(67,796)

Income before minority interests, income taxes, and discontinued operations	182,685	182,775	144,013	167,352	193,035
Minority interests	—	—	(6,106)	(6,142)	(10,701)

Income before income taxes and discontinued operations	182,685	182,775	137,907	161,210	182,334
Income tax (expense) benefit	(35,845)	45,504	(52,731)	(65,349)	(73,587)

Income from continuing operations	146,840	228,279	85,176	95,861	108,747

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	24,624	6,129	13,748	—	—
Income from discontinued operations	334	391	1,732	660	2,260

Net gain from discontinued operations	24,958	6,520	15,480	660	2,260

Net income	$171,798	$234,799	$100,656	$96,521	$111,007

Net income per share—assuming dilution:
Income from continuing operations	$1.40	$2.23	$0.85	$0.85	$0.91
Income from discontinued operations	0.24	0.07	0.16	—	0.02

Net income per share—assuming dilution	$1.64	$2.30	$1.01	$0.85	$0.93

Average number of common shares outstanding—assuming dilution	104,520	102,171	100,118	113,340	119,672

Dividends declared per share	$1.53	$0.57	$—	$—	$—

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except percentages)
Balance Sheet Data:
Total properties, net	$1,825,880	$2,051,143	$2,048,158	$1,921,951		$1,705,538
Total assets	$2,708,344	$2,595,309	$2,695,449	$2,415,515		$2,274,416
Mortgage and other debt	$1,440,528	$1,378,054	$1,500,955	$1,310,457		$1,134,563
Total stockholders’ equity	$743,591	$709,681	$545,969	$435,257		$683,245
Cash Flow Data:
Net cash provided by operating activities	$376,424	$207,868	$187,146	$341,764		$296,013
Net cash used in investing activities	$(136,030)	$(250,536)	$(333,285)	$(267,553)		$(224,161)
Net cash (used in) provided by financing activities	$(34,256)	$(186,328)	$198,371	$(188,074)		$229,296
Other Operating Data:
FFO(1)	$222,447	$208,955	$174,382	$153,550	$	N/A
Buildings owned (square feet)	40,544	38,204	36,976	30,900		28,756
Leased percentage	94.7%	95.2%	94.5%	94.4%		95.7%
Debt to total market capitalization(2)	31.3%	35.7%	46.5%	45.1%		37.9%
Capital investments(3)	$294,810	$338,875	$336,985	$432,579		$436,884
Other Data:
Total market capitalization(4)	$4,603,000	$3,856,000	$3,231,000	$2,903,000		$2,991,000

(1)	See FFO definition on page 24.
(2)	Represents the ratio of total debt to equity market capitalization (based on the number of common shares outstanding at the end of the period indicated multiplied by the closing stock price for each respective period) plus total debt. Debt-to-Equity ratio would have been 45.6% at year ended December 31, 2004.
(3)	Represents expenditures for commercial and residential development for projects to be developed and sold or held for rental. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cash Flows From Investing Activities in this Form 10-K.
(4)	Represents the number of common shares outstanding multiplied by the closing stock price at the end of the period indicated plus mortgage and other debt.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Catellus Development Corporation is a publicly traded real estate development company that began operating as a REIT effective January 1, 2004. We operated as a C-corporation through December 31, 2003. We focus on managing, acquiring, and developing predominantly industrial rental property in many of the country’s major distribution centers and transportation corridors. Catellus’ principal objective is sustainable, long-term growth in earnings, which we seek to achieve by applying our strategic resources: a lower-risk/higher-return rental portfolio, a focus on expanding that portfolio through development, and the deployment of our proven land development skills to select opportunities that may not always be industrial, especially projects that may not require significant capital investment on our part.

Catellus was originally formed in 1984 to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders effective in 1990. Our railroad heritage gave us a diverse base of developable properties located near transportation corridors in major western United States markets. This land has proven suitable for the development of a variety of product types, including industrial, retail, office, and residential. Over time, we have expanded our business by acquiring land suitable for primarily industrial development in many of the same suburban locations where we have an established presence, as well as additional locations.

Our rental portfolio provides a relatively consistent source of earnings and our development activities provide cash flow through sales of land or the conversion of our developable land to property that is either added to our portfolio or sold to tenants, developers, investors or other interested parties. We invest in new land to ensure our potential for growth. As of December 31, 2004, we owned 40.5 million square feet of commercial rental properties, of which approximately 89.8% is industrial space. Our industrial rental portfolio is geographically diverse, located in major transportation corridors and distribution centers such as southern California, Chicago, Dallas, and Atlanta, with planned expansion into northern New Jersey. The majority of our rental portfolio is of newer construction and leased to diverse, high quality tenants through long-term leases with staggered lease expirations.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, including job costing, allowances for doubtful accounts, environmental and legal reserves, stock-based compensation plans, and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Revenue and profit recognition

Our revenue is primarily derived from three sources: rental revenue from our rental portfolio, management, development and other fees, and property sales.

Rental revenue is recognized when due from tenants. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease. The financial terms of leases are contractually defined. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy. We have various retail and ground leases that provide for rental revenues which are contingent upon the lessee’s operations. Contingent rental income on these leases is recognized when the specified target is achieved.

Revenue from sales of properties is recognized using the accrual method. If a sale does not qualify for the accrual method of recognition, other deferral methods are used as appropriate including the percentage-of-completion method. In certain instances, when we receive an inadequate cash down payment and take a promissory note for the balance of the sale price, the sale is deferred until such time as sufficient cash is received to meet minimum down payment requirements. Specific identification and relative sales value methods are also used to determine the cost of sales. A change in circumstances that causes the estimate of future costs, such as carrying costs and construction costs, to increase or decrease significantly would affect the gain or loss recognized on future sales.

Management, development, and other fees are recognized as earned. Fees earned from our unconsolidated joint ventures are recognized to the extent of outside ownership with our share deferred. These deferred fees will be recognized when the assets or venture is either sold or liquidated, as appropriate.

We may receive fees from tenants as consideration for early termination of their lease agreement. These lease termination fees are amortized over the revised remaining lease term, if any. In conjunction with the receipt of lease termination fees, we perform a review of all lease related assets and liabilities to determine if impairment has occurred and whether or not the amortization period continues to be appropriate.

Impairment of real estate assets

We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable, as well as on a quarterly basis. Indicators we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results;

•	a significant change in the manner in which an asset is used; and

•	an accumulation of costs significantly in excess of the amount originally expected to construct an asset.

Real estate is stated at cost and impairments are evaluated using the methodology described as follows: (a) for operating properties and properties held for development, a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow based on the projected holding period, is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling price, less cost to sell. Fair value is determined by a combination of expected cash flow and recent comparable sales and these evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on projected discounted cash flows, using an estimated market discount rate; these discounted cash flows are also probability weighted. When performing the impairment review, we consider capitalized interest and other expenses as costs of development in cost projections; value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

Capitalization of costs

We capitalize direct construction and development costs, including predevelopment costs, property taxes, insurance, and certain indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. General and administrative costs are capitalized based on projected activities on actual projects. Interest is capitalized in accordance with FAS 34 (i.e., interest costs incurred during construction/development periods to get the assets ready for their intended use.) Costs previously capitalized related to any abandoned sales or acquisition opportunities are written off. Should development activity decrease, a portion of interest, property taxes, insurance, and certain general and administrative costs would no longer be eligible for capitalization and would be expensed as incurred.

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

Environmental and legal reserves

We incur ongoing environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We maintain a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. These reserves, when established, are expensed. Costs relating to undeveloped land are capitalized as part of development costs, and costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold. It is anticipated that these costs may be incurred over an extended period. Our estimates are developed based on reviews that took place over many years based upon then-prevailing law and identified site conditions. Because of the breadth of our portfolio, and past sales, we are unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting cleanup requirements, and a material expense may be recorded.

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

Stock-Based Compensation Plans

During 2004, two performance-based executive award plans were established under our 2003 Performance Award Plan: the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). The awards granted are non-voting units of measurement (“Performance Units”) that are deemed to represent one share of our common stock. Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of our common stock. Dividend equivalents are credited to participants’ accounts as additional Performance Units. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. TIP awards vest no sooner than December 31, 2004 if at least 50% of defined performance targets have been achieved and certain time vesting requirements are met as to certain participants and are payable in our common stock. LTIP awards vest at December 31, 2006 if our total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. Awards under the LTIP are payable 50% in our common stock and 50% in cash (see Note 11).

We expense dividends paid on restricted stock, restricted stock units and Director Restricted Stock Units (see Note 11).

Income taxes

As part of the process of preparing our Consolidated Financial Statements, significant management judgment is required to estimate our income taxes. Our estimates are based on interpretation of tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes. The temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. Where we have taken a deduction for a non-routine transaction in which the tax impact is uncertain, no financial statement benefit is taken until the impact is certain. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes in assessments of the recognition of tax benefits for certain non routine transactions changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, the potential for built-in-gain recognition, changes in the assessment of properties to be contributed to Taxable REIT Subsidiaries (“TRS”), and changes in tax laws. Adjustments required in any given period are included within the tax provision in the statement of operations and/or balance sheet. Any applicable interest charges associated with an audit settlement would be recorded as interest expense. These adjustments could materially impact our statement of operations and liquidity.

Business Segment Descriptions:

Our reportable segments are based on our method of internal reporting, which disaggregates our business between long-term operations and those, which we intend to transition out of over time and before the adjustments for discontinued operations. We have two reportable segments: (1) Core Segment and (2) Urban, Residential and Other Segment. Core Segment includes (a) the management and leasing of our rental portfolio, (b) commercial development activities, which focuses on acquiring and developing suburban commercial business parks for our own rental portfolio, and selling land and/or buildings that we have developed to users and other parties, and (c) select land development opportunities that may not always be industrial, especially projects that may not require significant capital investment on our part, where we can utilize our land development skills. URO includes the remaining residential projects, urban development activities and desert land sales, of which a majority portion was sold during 2004, and REIT transition costs.

Consistent with our previously announced strategy of monetizing our Non-Core assets, in November of 2004, we sold substantially all of the remaining land and entitlements at Mission Bay (excluding a 9.65-acre parcel currently under ground lease negotiations with the University of California); West Bluffs, a 114-unit residential development in Westchester—Playa del Rey, California; Bayport, a 485-unit residential development in Alameda, California; and the remaining land at Santa Fe Depot, in San Diego, California to an affiliate of Farallon Capital Management, LLC. We plan to transition out of URO Segment over time as the remaining assets are dissolved, and URO Segment will eventually be eliminated, accordingly.

Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K.

Net Income

Our net income in 2004, 2003 and 2002 were $171.8 million, $234.8 million, and $100.7 million, respectively. The discussion and analysis of our net income should be read in conjunction with the Funds from Operations appearing in the following pages of this Form 10-K (see Note 13 to Consolidated Financial Statements for Reconciliation to Statement of Operations.)

Funds From Operations

As a REIT, we provide Funds From Operations (“FFO”) as a supplemental measure of performance calculated in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) (computed in accordance with GAAP), excluding sales of income-producing assets, and cumulative effects of changes in accounting principles, plus depreciation and amortization (excluding depreciation on personal property) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Our management generally believes that FFO, as defined by NAREIT, is a meaningful supplemental measure of operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or to the operating performance of different companies. Our computation of FFO does include gains (losses) on sales of land and build-to-suit development projects. In presenting our FFO for periods prior to operating as a REIT (which was effective January 1, 2004), we include a “hypothetical tax savings” that would have occurred had we been a REIT during those periods. We believe that presenting FFO as adjusted for hypothetical tax savings provides investors and analysts with a useful comparison of the hypothetical tax impacts of a REIT structure.

Below is a summary of net income by segment and FFO for the year ended December 31, 2004:

	Core	URO	Total(a)
	(In thousands)
Revenue
Rental revenue	$308,296	$—	$308,296
Sales revenue	99,068	469,457	568,525
Management, development and other fees	3,168	2,538	5,706

	410,532	471,995	882,527

Costs and expenses
Property operating costs	(85,707)	—	(85,707)
Cost of sales	(57,576)	(383,809)	(441,385)
Selling, general and administrative expenses	(30,460)	(23,977)	(54,437)
Depreciation and amortization	(74,501)	(885)	(75,386)

	(248,244)	(408,671)	(656,915)

Operating income	162,288	63,324	225,612

Other income
Equity in earnings of operating joint ventures, net	6,132	—	6,132
Equity in earnings of development joint ventures, net	196	15,248	15,444
Gain on non-strategic asset sales	—	17,008	17,008
Interest income	10,339	6,511	16,850
Other	3,111	649	3,760

	19,778	39,416	59,194

Other expenses
Interest expense	(66,170)	—	(66,170)
REIT transition costs	—	(420)	(420)
Other	(6,219)	(4,354)	(10,573)

	(72,389)	(4,774)	(77,163)

Income before income taxes	109,677	97,966	207,643
Income taxes expense	(4,545)	(31,300)	(35,845)

Net income	105,132	66,666	171,798
Depreciation(b)	76,983	645	77,628
Less gain on rental property sales	(26,979)	—	(26,979)

NAREIT defined funds from operations (FFO)	$155,136	$67,311	$222,447

(a)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations.
(b)	Represents total depreciation expense plus our share of depreciation from joint ventures minus FF&E related depreciation expense.

Below is a summary of net income by segment and FFO for the year ended December 31, 2003:

	Core	URO	Total(b)
	(In thousands)
Revenue
Rental revenue	$298,733	$—	$298,733
Sales revenue	86,980	155,006	241,986
Management, development and other fees	5,731	5,398	11,129

	391,444	160,404	551,848

Costs and expenses
Property operating costs	(86,592)	—	(86,592)
Cost of sales	(68,841)	(71,627)	(140,468)
Selling, general and administrative expenses	(32,241)	(23,506)	(55,747)
Depreciation and amortization	(69,662)	(827)	(70,489)

	(257,336)	(95,960)	(353,296)

Operating income	134,108	64,444	198,552

Other income
Equity in earnings of operating joint ventures, net	6,898	—	6,898
Equity in earnings of development joint ventures, net	(107)	32,956	32,849
Gain on non-strategic asset sales	—	22,950	22,950
Interest income	3,396	3,903	7,299
Other	3,052	692	3,744

	13,239	60,501	73,740

Other expenses
Interest expense	(62,152)	—	(62,152)
REIT transition costs	—	(7,262)	(7,262)
Other	(9,328)	91	(9,237)

	(71,480)	(7,171)	(78,651)

Income before income taxes	75,867	117,774	193,641
Income taxes benefit (expense)	88,268	(47,110)	41,158

Net income	164,135	70,664	234,799
Depreciation(c)	70,318	284	70,602
Less gain on rental property sales	(10,364)	—	(10,364)

NAREIT defined funds from operations (FFO)	224,089	70,948	295,037
Additional adjustments
Hypothetical tax benefit(a)	(86,082)	—	(86,082)

FFO as adjusted for hypothetical tax benefit	$138,007	$70,948	$208,955

(a)	Hypothetical tax benefit represents the tax benefit effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the taxable REIT subsidiary was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations.
(c)	Represents total depreciation expense plus our share of depreciation from joint ventures minus FF&E related depreciation expense.

Below is a summary of net income by segment and FFO for the year ended December 31, 2002:

	Core	URO	Total(b)
	(In thousands)
Revenue
Rental revenue	$267,807	$—	$267,807
Sales revenue	91,007	78,750	169,757
Management, development and other fees	3,015	4,073	7,088

	361,829	82,823	444,652

Costs and expenses
Property operating costs	(71,929)	—	(71,929)
Cost of sales	(55,649)	(41,913)	(97,562)
Selling, general and administrative expenses	(26,253)	(17,442)	(43,695)
Depreciation and amortization	(61,932)	(1,507)	(63,439)

	(215,763)	(60,862)	(276,625)

Operating income	146,066	21,961	168,027

Other income
Equity in earnings of operating joint ventures, net	8,277	—	8,277
Equity in earnings of development joint ventures, net	—	29,232	29,232
Gain on non-strategic asset sales	—	7,264	7,264
Interest income	3,920	5,951	9,871
Other	8,945	251	9,196

	21,142	42,698	63,840

Other expenses
Interest expense	(60,776)	—	(60,776)
Other	(1,813)	(210)	(2,023)

	(62,589)	(210)	(62,799)

Income before minority interests and income taxes	104,619	64,449	169,068
Minority interests	(6,106)	—	(6,106)
Income taxes expense	(36,526)	(25,780)	(62,306)

Net income	61,987	38,669	100,656
Depreciation(c)	62,880	935	63,815
Less gain on rental property sales	(25,742)	—	(25,742)

NAREIT defined funds from operations (FFO)	99,125	39,604	138,729
Additional adjustments
Hypothetical tax savings(a)	35,653	—	35,653

FFO as adjusted for hypothetical tax savings	$134,778	$39,604	$174,382

(a)	Hypothetical tax savings represents the tax savings effect that would have been incurred as a result of converting to a REIT. (As a result of the REIT conversion, income taxes would no longer be payable on non-taxable activities of a REIT while income from the taxable REIT subsidiary was taxed at 40%.)
(b)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations.
(c)	Represents total depreciation expense plus our share of depreciation from joint ventures minus FF&E related depreciation expense.

Rental Revenue

Rental revenue has increased in 2004 and 2003 primarily because of building additions, partially offset by properties sold and lower rental from same space because of lower occupancy rate. We added a net 2.3 million square feet (6% of 2003) in 2004, 1.2 million square feet in 2003, and 6.1 million square feet in 2002 to our rental portfolio. Rental revenue for 2004, 2003, and 2002, are summarized as follows:

	Year Ended December 31,		Difference 2004/2003	Year Ended December 31,		Difference 2003/2002
	2004	2003		2003	2002
	(In thousands)
Rental revenue:
Same space(1)	$247,421	$248,513	$(1,092)	$207,828	$208,845	$(1,017)
Properties added to portfolio	21,602	7,729	13,873	52,490	19,679	32,811
Properties sold from portfolio	3,526	6,044	(2,518)	1,294	3,355	(2,061)
Ground leases	35,747	36,447	(700)	37,121	35,928	1,193

Total(2)	$308,296	$298,733	$9,563	$298,733	$267,807	$30,926

(1)	Same Space properties were owned and operated for the entire current year and the entire immediate preceding year.
(2)	These amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations Format.

Ten Largest Tenants

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of December, 2004
The Gap	CA	Office	6.5%
APL Logistics, Inc.	CA, IL, GA, KY, TX	Industrial	5.6%
Ford Motor Company	CA, CO, TX, KS, VA	Industrial	2.9%
Exel Corporation	CA	Industrial	1.9%
J.C. Penney Company	TX	Office	1.9%
Kellogg’s USA, Inc.(1)	CA, IL, CO	Industrial	1.9%
Office Depot, Inc.	CA	Industrial/Retail	1.6%
Home Depot USA, Inc.(2)	CA	Industrial/Retail	1.6%
The Gillette Company	CA, IL	Industrial	1.4%
Spicers/LaSalle Paper	CA, OR	Industrial	1.2%

(1)	Includes a 450,000 square foot lease and 81,000 square foot lease doing business as Kellogg Sales Company.
(2)	Includes a 117,000 square foot lease doing business as Home Expo.

Property Operating Costs

Property operating costs has decreased for 2004, primarily because of properties sold. Property operating costs increased for 2003 due primarily to building additions. Property operating costs for 2004, 2003, and 2002, are summarized as follows:

	Year Ended December 31,		Difference 2004/2003	Year Ended December 31,		Difference 2003/2002
	2004	2003		2003	2002
	(In thousands)
Property operating costs:
Same space	$(69,581)	$(69,141)	$(440)	$(60,195)	$(57,480)	$(2,715)
Properties added to portfolio	(4,458)	(1,856)	(2,602)	(12,207)	(4,874)	(7,333)
Properties sold from portfolio	(790)	(3,062)	2,272	(306)	(656)	350
Ground leases	(10,881)	(12,533)	1,652	(13,884)	(8,919)	(4,965)

Total	$(85,710)	$(86,592)	$882	$(86,592)	$(71,929)	$(14,663)

We do not expect substantial changes in rental income from our Same Space rental portfolio; rather, we expect that growth in overall portfolio rental income will result primarily from new properties we will add to our rental portfolio over time.

Gain on Property Sales:

Year Ended December 31, 2004	Core	URO	Total
	(In thousands)
Building Sales
Sales Proceeds	$72,039	$6,820	$78,859
Cost of Sales	(45,126)	(6,771)	(51,897)

Gain	26,913	49	26,962

Land/Lot Sales
Sales Proceeds	19,195	462,474	481,669
Cost of Sales	(9,855)	(370,235)	(380,090)

Gain	9,340	92,239	101,579

Ground Lease and Other Sales
Sales Proceeds	7,834	163	7,997
Cost of Sales	(2,595)	(6,803)	(9,398)

Gain (loss)	5,239	(6,640)	(1,401)

Total sales proceeds	99,068	469,457	568,525
Total cost of sales	(57,576)	(383,809)	(441,385)

Total gain on property sales	$41,492	$85,648	$127,140

Year Ended December 31, 2003	Core	URO	Total
	(In thousands)
Building Sales
Sales Proceeds	$62,175	$19,598	$81,773
Cost of Sales	(52,037)	(18,237)	(70,274)

Gain	10,138	1,361	11,499

Land/Lot Sales
Sales Proceeds	14,301	128,602	142,903
Cost of Sales	(10,026)	(52,581)	(62,607)

Gain	4,275	76,021	80,296

Ground Lease and Other Sales
Sales Proceeds	10,504	6,806	17,310
Cost of Sales	(6,778)	(809)	(7,587)

Gain	3,726	5,997	9,723

Total sales proceeds	86,980	155,006	241,986
Total cost of sales	(68,841)	(71,627)	(140,468)

Total gain on property sales	$18,139	$83,379	$101,518

Year Ended December 31, 2002	Core	URO	Total
	(In thousands)
Building Sales
Sales Proceeds	$34,211	$—	$34,211
Cost of Sales	(12,534)	—	(12,534)

Gain	21,677	—	21,677

Land/Lot Sales
Sales Proceeds	52,563	71,554	124,117
Cost of Sales	(42,932)	(39,267)	(82,199)

Gain	9,631	32,287	41,918

Ground Lease and Other Sales
Sales Proceeds	4,233	7,196	11,429
Cost of Sales	(183)	(2,646)	(2,829)

Gain	4,050	4,550	8,600

Total sales proceeds	91,007	78,750	169,757
Total cost of sales	(55,649)	(41,913)	(97,562)

Total gain on property sales	$35,358	$36,837	$72,195

Core Segment property sales are generated from the following sources: 1) purchase options exercised by existing tenants for rental properties; 2) sale of older rental properties and ground leases to improve the overall quality of our rental portfolio, 3) select land parcels within our development projects, and 4) build-to-suit building sales.

URO Segment sales include, all residential and urban projects remaining at the time of REIT conversion, and desert land sales (see Gain on Non-strategic Asset Sales below).

Sales revenue less cost of sales increased $23.4 million in our Core Segment in 2004 but decreased $17.2 million in our Core Segment in 2003 as compared to 2002. The increase in our Core Segment in 2004 was because of higher rental building gains of $17.5 million, higher land sales of $5.1 million, and higher ground lease and other sales of $1.5 million, partially offset by lower build-to-suit gains of $0.7 million. The decreases in our Core Segment in 2003 was because of lower rental building gains of $14.6 million; lower land sale gains of $5.4 million and lower ground lease and other gains of $0.3 million, partially offset by higher build-to-suit gains of $3.1 million. The 2004 other sales in our Core Segment included $5.3 million of deferred gains from selling our interest in one of our joint ventures in September 2003 (see Variability in Results section).

In our Core Segment, during 2004, we sold six operating properties totaling 1.1 million square feet of building space, two build-to-suit buildings totaling 58,000 square feet, sold improved land capable of supporting 3.6 million square feet of commercial development, and sold 6.5 acres of ground leases. During 2003, we sold four operating properties totaling 797,000 square feet of building space, two build-to-suit buildings totaling 1.1 million square feet, closed on the sale of improved land capable of supporting 1.2 million square feet of commercial development, and sold 51.9 acres of ground leases. In addition, $8.0 million and $2.2 million of deferred profits were recognized in 2004 and 2003, respectively.

Sales revenue less cost of sales increased $2.3 million and $46.5 million in our URO Segment in 2004 and 2003, respectively. The increase in our URO Segment in 2004 was due to higher land and lots gains of $16.2 million, partially offset by lower ground lease and other gains of $12.6 million and lower building gain of $1.3 million. The increase in our URO Segment in 2003 was due to higher land and lots gains of $43.7 million, higher building and ground lease and other gains of $2.8 million.

In November of 2004, we sold a majority of our Non-Core assets, which included improved land capable of supporting 2.1 million square feet of office and life science development and 3,103 residential units at our Mission Bay project, land capable of supporting 0.5 million square feet of mixed use development from the Santa Fe Depot project in San Diego, California, a 114-unit residential development in Westchester-Playa Del Rey, California (West Bluffs), and our remaining interest in a 485-unit residential development in Alameda, California to an affiliate of Farallon Capital Management, LLC. In our URO Segment, we also sold 8 condominiums and 19.9 acres of land at our Mission Bay project, 2.8 acres of land at our LA Union Station project, closed on the sale of a five-block land site in Oceanside, California, and 100.3 acres of ground leases. In addition, we recognized deferred gain of $1.1 million from the 2003 sale of 1.0 acre of land capable of supporting development of 105 condominium units from the Mission Bay project and recognized $15.6 million deferred gain from the sale of residential lots.

In December of 2004, we sold our interest in the joint venture project Third and King Investors, LLC at Mission Bay and we recorded a loss of $5.6 million in addition to the impairment charge of $1.0 million to our investment that we recorded in the Equity in Earnings of Development Joint Ventures in September of 2004 (see Equity in Earnings of Development Joint Venture, Net below). The increase in the loss is because of additional insurance costs of $2.8 million, and unanticipated delays in the closing of the sale which resulted in increased interest expense of $1.5 million, operating costs of $0.5 million, and construction expenses of $0.5 million.

During 2003, we sold 26 condominiums and 1.0 acres of land capable of supporting development of 105 condominium units from the Mission Bay project, 2.7 acres of land capable of supporting development of 710 condominium units from the Santa Fe Depot project, closed on the sale of 3,081 residential lots and sold 3,833 acres of ground leases. In addition, we redeemed our investment interests in the Talega joint venture in 2003. We sold all of our remaining desert land in 2004 and we plan to transition out of the residential and historic urban development activities over time. As of December 31, 2004, we have 49 residential lots under contract to be sold.

Management, Development and Other Fees

Management, development and other fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects and loan guarantee fees. Management, development and other fees in our Core Segment decreased $2.6 million in 2004 but increased $2.7 million in 2003 primarily because of the recognition of certain deferred construction management fees related to a construction management contract with a ground lease lessee in 2003.

Management, development and other fees in our URO Segment decreased $2.9 million in 2004, primarily because of completion of a joint venture development at the Mission Bay project. We sold our interest in this joint venture in December 2004. The decrease in 2004 was partially offset by the recognition of deferred fee from the sale of our remaining interest in a 485-unit residential development in Alameda. Management, development and other fees in our URO Segment increased $1.3 million in 2003, primarily because of loan guarantee fees and higher development management activities related to the joint venture development at the Mission Bay project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.8 million in our Core Segments in 2004, primarily due to decreased employee-related expenses. Selling and administrative expenses increased $0.5 million in our URO Segments in 2004 primarily because of charges recognized in 2004 related to the exchange of options into restricted stock and restricted stock units in conjunction with the REIT conversion, partially offset by one-time severance costs and early vesting charges related to a reduction of staff associated with the REIT conversion in 2003.

Selling, general and administrative expenses increased $6.0 million and $6.1 million in our Core and URO Segments in 2003, respectively, primarily because of one-time severance costs and early vesting charges related to a reduction of staff. Included in selling, general and administration expenses in 2003 is $12.2 million related to severance, early vesting charges, and charges related to the exchange of options into restricted stock in conjunction with the REIT conversion.

Depreciation and Amortization Expense

The increases in depreciation and amortization expense of $4.8 million and $7.7 million in our Core Segment in 2004 and 2003, respectively, were primarily attributable to the new buildings added to the portfolio. In addition, we recorded a charge of $1.2 million related to an adjustment to the depreciable lives of tenant improvements and leasing commission in the third quarter of 2004. In 2004 and 2003, we added 2.3 million net square feet and 1.2 million net square feet of building space, respectively, to our portfolio. Depreciation and amortization expense decreased $0.7 million in our URO Segment in 2003, while the same expense in 2004 was relatively flat.

Other Income

Equity in Earnings of Operating Joint Ventures

Equity in earnings of operating joint ventures, net, decreased by $0.8 million and $1.4 million in 2004, and 2003, respectively. The decreases were primarily because of lower average room rates in hotels owned by two joint ventures.

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net is primarily generated in our URO Segment mainly relating to residential activities. The tables below summarize our share of the activities of joint ventures for the years ended December 31, 2004, 2003 and 2002. The 2004 decrease in our gain from sales was primarily because of lower sales volume from Talega and Talega Village and an impairment charge to one of our joint venture investments, partially offset by higher sales volume from Serrano and earnings from Alameda Bayport. We sold our interest in Talega and substantially wound up operations in Talega Village in 2003. The 2003 increase in our gain from sales was primarily because of higher sales margins from the Talega joint venture, partially offset by lower sales volumes from Parkway, Serrano, and Talega Village (see Variability in Results section). In September of 2004, we estimated that approximately $1.0 million of net realizable value of one of our investments might not be recoverable, accordingly, we recorded an impairment charge of $1.0 million to our investment in the joint venture. We sold our interest in this joint venture in December of 2004 and incurred additional loss of $5.6 million (see Gain on Property Sales above). Although our preference is generally to own property directly, we may participate with other entities in property ownership through joint ventures or other types of co-ownership. We expect to continue to reduce our investment in and earnings from development joint ventures over time.

	Year ended December 31, 2004				Year ended December 31, 2003				Year ended December 31, 2002
Projects	Lots/ Homes Sold	Sales/Gain	Cost of Sales	Gain (loss)	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)	Lots/ Homes Sold	Sales/Gain	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Serrano	313	$66,478	$(55,157)	$11,321	59	$42,891	$(37,299)	$5,592	940	$73,852	$(66,955)	$6,897
Parkway	161	8,658	(5,044)	3,614	120	11,493	(8,341)	3,152	822	61,259	(48,391)	12,868
Talega Village	—	—	588	588	65	34,648	(31,409)	3,239	118	64,973	(60,538)	4,435
Talega(1)	—	—	—	—	467	153,033	(132,060)	20,973	772	78,143	(73,111)	5,032
Alameda Bayport(2)	12	8,888	(8,180)	708	—	—	—	—	—	—	—	—
Other(3)	—	196	(983)	(787)	—	(107)	—	(107)	—	—	—	—

Total	486	$84,220	$(68,776)	$15,444	711	$241,958	$(209,109)	$32,849	2,652	$278,227	$(248,995)	$29,232

(1)	We sold our interest in this joint venture in 2003.
(2)	We sold our interest in this joint venture in 2004.
(3)	Includes a $1.0 million of impairment charge in 2004.

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets decreased $5.9 million in 2004, but increased $15.7 million in 2003. We sold substantially all our remaining non-strategic assets in 2004.

Interest Income

Interest income increased $6.9 million in our Core Segment in 2004 because of higher average note balances which is attributable to the additional note receivables of approximately $274.6 million from the sale of our majority Non-Core assets in November of 2004. Interest income decreased $0.5 million in our Core Segment in 2003 because of lower interest from short-term investments as average cash balances and average interest rates were lower in 2003. Interest income in our URO Segment increased $2.6 million in 2004 primarily because we recognized $4.2 million of deferred interest income from the sale of a 485-unit residential development in Alameda, partially offset by lower interest income from a note receivable which was paid off in 2004. Interest income decreased $2.0 million in our URO Segment in 2003 because certain seller notes were paid off in 2003.

Other

Other income consists primarily of lease termination fees and other miscellaneous income. Other income in our Core Segment and URO Segment were relatively flat in 2004 when compared to 2003. Other income in our Core Segment decreased $5.9 million in 2003 because of lower lease termination fees than in 2002. Other income in our URO Segment increased $0.4 million in 2003 because of $0.6 million related to expiration of a sales option and recognition of the associated proceeds, partially offset by a reduction in legal reserve of $0.2 million in 2003.

Other Expenses

Interest Expense

Following is a summary of interest expense:

	Year Ended December 31,			Difference 2004/2003	Difference 2003/2002
	2004	2003	2002
	(In thousands)
Total interest incurred	$86,728	$84,177	$85,156	$2,551	$(979)
Interest capitalized	(20,558)	(22,025)	(24,380)	1,467	2,355

Interest expensed	$66,170	$62,152	$60,776	$4,018	$1,376

Interest expensed increased $4.0 million and $1.4 million in 2004 and 2003, respectively, primarily because of additional debt placed on operating rental properties, and lower capitalized interest resulted from lower development activities. We expect capitalized interest to continue to decline due to the sale of a substantial portion of our URO Segment assets which accounted for $7.7 million capitalized interest in 2004.

Real Estate Investment Trust transition costs

In 2003, we restructured our business operations in order to qualify as a REIT, effective January 1, 2004. We have incurred conversion and related restructuring costs payable to third parties. REIT transition costs are in our URO Segment because of its non-recurring nature. We incurred REIT transition costs of $0.4 million in 2004. We do not expect to incur any additional costs after 2004. From 2003 through 2004, we have incurred approximately $7.7 million of REIT transition costs primarily for consulting, legal, and tax services.

Other

Other expenses consist primarily of expenses related to previously capitalized costs, impairment charges, and other miscellaneous expenses. Other expenses in our Core Segment decreased $3.1 million in 2004, but increased $7.5 million in 2003 were primarily because of lower impairment charges in 2004. Other expenses in 2004 included $4.3 million of impairment charges to a rental building and certain developable land projects while 2003 other expenses included $6.7 million of impairment charges to certain development land projects and $0.9 million of equipment reserve. When performing the impairment review, we consider capitalized interest and other expenses as costs of development in cost projections; value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded. Other expenses in our URO Segment increased $4.4 million in 2004 primarily because of higher community facility district taxes and net real estate property taxes. Other expenses in our URO Segment decreased $0.3 million in 2003 was primarily because we expensed certain predevelopment costs previously capitalized in 2002.

Minority Interests

In 1999, we formed a subsidiary for financing purposes and sold 10% of this subsidiary’s stock to minority investors. This subsidiary was consolidated for financial reporting purposes. In January 2003, the subsidiary acquired the 10% interest of the minority investors and, accordingly, became a wholly-owned subsidiary. This subsidiary was merged into Catellus Development Corporation in November of 2003.

Income taxes

In December 2003, we restructured our business operations to enable us to qualify as a REIT effective January 1, 2004. In general, a corporation that elects REIT status and distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to federal income taxation to the extent it distributes its taxable income. Beginning January 1, 2004, we have been operating as a REIT, including paying at least 90% of our REIT taxable income to shareholders in 2004. Based on these considerations, we believe that we will not be liable for taxes (except with respect to the items discussed below) and, in 2003, reversed approximately $232 million of deferred tax liabilities.

In 2003, as part of restructuring our operations to qualify as a REIT, we created subsidiaries (subject to certain size limitations) that qualify as Taxable REIT Subsidiaries (“TRS”) and will be subject to federal and state income taxes. Accordingly, we will still be liable for federal and state taxes with respect to income earned in the TRS. As a result of this future tax liability, certain assets of the TRS carry temporary differences between book and tax amounts that will continue to be reflected as net deferred tax liabilities at the TRS and in the Consolidated Balance Sheet. Also, at December 31, 2003, a majority of our assets outside of the TRS have values in excess of tax basis (“built-in-gain”). Under the REIT rules, we are liable for the tax on this built-in-gain if it is realized in a taxable transaction (as for example by sale of the asset) within ten years. We believe that we will pay taxes on built-in-gains on our assets subject to purchase options in the event we cannot effectuate a tax-free exchange. As a result of this future tax liability, the temporary differences between book and tax amounts for these assets will continue to be reflected as net deferred tax liabilities in the consolidated balance sheet. In addition, our 1999 and later federal and state tax returns are still open with certain returns currently under audit, which may result in additional taxes with respect to these prior years. In 2003, we provided for a current tax liability, currently totaling approximately $124 million related to certain transactions under audit where we have taken a tax benefit, but the tax impact is uncertain. Lastly, we expect that once certain tasks are completed, certain of our assets not currently in the TRS will later be contributed to the TRS and carry temporary differences between book and tax amounts which is currently recorded as current tax liabilities but will result in deferred tax liabilities upon contribution.

	Year Ended December 31,			Difference 2004/2003	Difference 2003/2002
	2004	2003	2002
Income before income taxes	$207,643	$193,641	$162,962	$14,002	$30,679

Income taxes:
Current taxes	$57,363	$202,710	$32,417	$(145,347)	$170,293
Deferred taxes	(21,518)	(243,868)	29,889	222,350	(273,757)

Income tax expense (benefit)	$35,845	$(41,158)	$62,306	$77,003	$(103,464)

Total tax:
Current tax rate	27.6%	104.7%	19.9%	(77.1)%	84.8%
Deferred tax rate	(10.4)%	(125.9)%	18.3%	115.5%	(144.2)%

Tax rate	17.2%	(21.2)%	38.2%	38.4%	(59.4)%

Our tax rate increased from (21.2)% in 2003 to 17.2% in 2004 due primarily to adjustments in 2003 associated with the REIT conversion. Without the adjustments due to the REIT conversion in 2003, the tax rate for 2003 would have been 40.2%. Comparing the overall tax rate prior to REIT conversion adjustments in 2003 to the overall tax rate in 2004, the overall rate decreased from 40.2% to 17.2%. This is a result of the tax benefit of operating as a REIT since REIT income (with certain exceptions) is not subject to Federal income taxation as long as the corporation distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Approximately $32.8 million of the income tax expense in the current year was generated from our TRS which must pay corporate level taxes on property sales and other entity level activities. The remaining $3.0 million of income tax expense is incurred at the REIT level and relates primarily to state taxes. The calculation of taxes due involves the use of many estimates that are not finalized and adjusted until our tax returns are filed, usually in September of the following year. Consequently, actual taxes paid in regard to any given year will differ from the amounts shown above; however, the differences have historically not been material and are not expected to be material in the future.

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

Liquidity and Capital Resources

Off-balance sheet arrangements, contractual obligations, and commitments

We have the following off-balance sheet arrangements, contractual obligations, and commitments, which are discussed in various sections of the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These arrangements exist in the following areas:

•	Unconsolidated real estate joint ventures:

—Capital contribution requirements

—Debt and debt service guarantees

•	Standby letters of credit and commitments

•	Executed contracts for construction and development activity

Generally any funding of off-balance sheet guarantees would result in the increase of our ownership interest in a project or entity, similar to the treatment of an unilateral additional capital contribution to an investee.

Unconsolidated real estate joint ventures- capital contribution requirements

We have investments in ten unconsolidated real estate joint ventures, of which six joint ventures are in our Core Segment and the other four joint ventures are in our URO Segment. Four of the joint ventures are involved in the operation of rental real estate properties and the remaining six are involved in real estate development for investment or sale. We use the equity method of accounting for nine of our investments in unconsolidated joint ventures and the cost method of accounting for one unconsolidated joint venture.

In 2004, we sold our investment interest in two of our URO Segment development joint ventures and one of our Core Segment development joint ventures (see Note 5 of the accompanying Consolidated Financial Statements).

We are required to make additional capital contributions to four of our unconsolidated joint ventures should additional contributions be necessary to fund development costs or operating shortfalls.

•	We are required to make additional capital contributions to two of the unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, we are required to fund up to a maximum contribution of $52 million, of which we have cumulatively contributed $44.9 million. One of the joint ventures has substantially wound up operations and we do not expect to make any future capital contributions. As of December 31, 2004, we do not expect to fund any additional capital contributions beyond our maximum capital requirements to the other joint venture.

•	We agreed with two other unconsolidated joint ventures to make additional contributions should there be insufficient funds to meet their current or projected financial requirements. As of December 31, 2004, we have cumulatively contributed $53.3 million to these unconsolidated joint ventures, including $22.0 million as additional contributions. As of December 31, 2004, we are expecting to make additional contributions to SAMS Venture, LLC.

Additional contributions made to our development joint ventures are reflected as investment in development joint ventures. (see Note 6 of the accompanying Consolidated Financial Statements).

Unconsolidated real estate joint ventures- debt and debt service guarantees

We have made certain debt service guarantees for one of our unconsolidated URO Segment development joint ventures. At December 31, 2004, based on the joint venture’s outstanding debt balance, these debt service guarantees totaled $0.5 million. Debt service guarantees are typical business arrangements commonly required in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At December 31, 2004, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantee.

Standby letters of credit and commitments

As of December 31, 2004, we have $124.5 million in outstanding standby letters of credit in favor of local municipalities or financial institutions, commitments to guarantee leases, and the construction of real property improvements or financial obligations. The standby letters of credit are renewable and expire upon completion of the required improvements, and are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At December 31, 2004, we have open construction and development contracts with vendors totaling $108.3 million related to our various projects, as compared to $155.8 million at December 31, 2003.

The following table summarizes our outstanding contractual obligations as of December 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2005	Due in 2006-2008	Due in 2009-2010	Due Thereafter
	(In thousands)
Mortgage and Other Debt and Related Interest	$1,887,084	(1)	$222,876	$982,910	$125,479	$555,819
Operating Leases	2,726		2,037	479	30	180
Contracts	108,269	(2)	107,007	1,262	—	—

Total Contractual Obligations	$1,998,079		$331,920	$984,651	$125,509	$555,999

(1)	Includes approximately $446.6 million of cumulative interest.
(2)	A portion of these obligations is expected to be reimbursed by bond proceeds and various third parties. Also, includes approximately $6.6 million of estimated future environmental remediation costs, which is also disclosed as part of the $8.6 million estimated future environmental remediation costs in Note 15, “Commitments and Contingencies”.

In connection with the sale of a significant portion of our remaining urban and residential development assets to Farallon, an affiliate of Farallon Capital Management LLC (see Note 14), we have agreed to provide up to $164 million in debt financing on certain sales totaling $222 million of Farallon’s assets. Substantial portion of the money required to fund the $164 million financing will come from pay downs under the loans to Farallon.

The following table summarizes our outstanding commitments as of December 31, 2004, and the effect such commitments may have on liquidity and cash flow in future periods:

			Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2005	Expire in 2006-2008	Expire in 2009-2010	Expire Thereafter
	(In thousands)
Standby Letters of Credit and Commitments	$124,533	(1)	$66,020	$53,468	$2,052	$2,993
Debt Guarantees of Unconsolidated JVs	482		482	—	—	—

Total Commitments	$125,015		$66,502	$53,468	$2,052	$2,993

(1)	Includes approximately $34.3 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table. Excludes approximately $210 million of surety bonds, for our own work, of which, approximately $109 million have been indemnified by third parties.

Cash flows from operating activities

Cash provided by operating activities reflected in the statement of cash flows for the years ended December 31, 2004, 2003, and 2002, was $376.4 million, $207.9 million, and $187.1 million, respectively.

The increase of $168.5 million in 2004 was primarily attributed to the following: (1) an increase of $134.5 million due to higher cash proceeds from development sales of which our cost of sales was approximately $356.4 million; (2) an increase of $26.9 million due to lower capital expenditures on our development properties; (3) an increase of $19.8 million due to higher distributions from our joint ventures; (4) an increase of $5.3 million due to higher payments received from our notes receivable; (5) and an increase of $1.4 million due to lower interest paid partially offset by (6) a decrease of $2.9 million due to higher income tax paid.

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

Cash flows from investing activities

Net cash used in investing activities reflected in the statement of cash flows for the years ended December 31, 2004, 2003, and 2002, was $136.0 million, $250.5 million, and $333.3 million, respectively.

The decrease in use of $114.5 million in 2004 as compared to 2003 was attributed to the following: (1) $63.6 million due to lower investing property acquisitions because of the acquisition of a 10% minority interest of a consolidated subsidiary in 2003; (2) $63.1 million due to lower investment in short-term investments and restricted cash; (3) $25.8 million due to higher proceeds from the sale of investment properties; (4) $17.0 million due to lower reimbursable predevelopment net costs incurred; (5) $3.2 million due to lower capital contributions made to our unconsolidated joint ventures; (6) and $3.1 million due to lower costs incurred for tenant improvements partially offset by (7) $52.7 million due to higher capital expenditures for investment properties and (8) $8.6 million due to lower distributions from an unconsolidated joint venture.

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

Capital Expenditures

Capital expenditures reflected in the statement of cash flows include the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$5,290	$47,408	$21,693
Predevelopment	—	1,006	4,641
Infrastructure and other	35,586	26,983	22,814
Property acquisitions	—	—	7,139
Other property acquisitions	9,713	—	738
Capitalized interest and property tax	3,622	5,678	668

Total capital expenditures in operating activities	54,211	81,075	57,693

Capital Expenditures from Investing Activities(2)
Capital expenditures for investment properties	95,311	107,493	143,886
Rental properties—building improvements	4,208	9,088	4,622
Predevelopment	2,960	7,034	16,149
Infrastructure and other	79,019	3,911	25,635
Commercial property acquisitions(3)	32,268	95,893	24,449
Other property acquisitions	114	529	9,649
Tenant improvements	5,755	8,809	9,945
Capitalized interest and property tax	17,597	18,456	27,592

Capital expenditures for investment properties	237,232	251,213	261,927
Contribution to joint ventures	3,367	6,587	17,365

Total capital expenditures in investing activities	240,599	257,800	279,292

Total capital expenditures(4)	$294,810	$338,875	$336,985

(1)	This category includes capital expenditures for properties we intend to build and sell.
(2)	This category includes capital expenditures for properties we intend to hold for our own account.
(3)	In January 2003, we acquired a 10% minority interest in a subsidiary for cash of $60.7 million. The acquisition was accounted for using the purchase method of accounting.
(4)	Total capital expenditures include capitalized general and administrative expenses, net of reimbursements, of $11.7 million, $12.1 million, and $14.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Capital expenditures for development properties—This item relates to the development of our for-sale development properties. The decrease in 2004 is primarily due to our projects at Mission Bay, San Francisco, California; Fremont, California; and Gresham, Oregon were completed and sold. The increase in 2003 is primarily because of the new construction that we started in Fremont, California during 2003 and construction in Fontana, California and Gresham, Oregon in late 2002.

Capital expenditures for investment properties—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Development
Wholly owned:
Under construction, beginning of period	4,404	3,100	6,504
Construction starts	3,836	4,499	2,945
Completed—retained in portfolio	(3,380)	(2,031)	(6,349)
Completed—design/build or sold	(1,069)	(1,164)	—

Subtotal under construction, end of period	3,791	4,404	3,100

Joint Venture Projects:
Under construction, beginning of period	695	1,000	695
Construction starts	544	—	305
Completed	(712)	(305)	—

Subtotal under construction, end of period	527	695	1,000

Total under construction, end of period	4,318	5,099	4,100

Predevelopment—Predevelopment costs from our operating and investing activities relate to amounts incurred for our development projects, primarily the Pacific Commons project in Fremont, California; the Mission Bay project in San Francisco, California; the Alameda project in Alameda, California; the Santa Fe Depot project in San Diego, California; the Robert Mueller Airport project in Austin, Texas; the Vista Range project in Commerce City, Colorado; the West Bluffs project in Playa Del Rey, California; and various other projects in the predevelopment stage. Predevelopment costs were higher during the year ended December 31, 2002 as compared to the years ended 2003 and 2004 because of higher predevelopment activities in our development projects at Mission Bay in San Francisco, California; Commerce City, Colorado; and Playa Del Rey, California. During the fourth quarter of 2004, we sold a majority of our Mission Bay project in San Francisco, California; Alameda project in Alameda, California; and West Bluffs project in Playa Del Rey, California to an affiliate of Farallon Capital Management, LLC (see Note 5 of the accompanying Consolidated Financial Statements). Therefore, we expect our predevelopment costs for 2005 to be lower than prior years and to be substantially in investing activities.

Infrastructure and other—Infrastructure and other costs from our operating and investing activities primarily relate to the projects at Pacific Commons in Fremont, California; Alameda, California; Mission Bay in San Francisco, California; Los Angeles Union Station in Los Angeles, California; West Bluffs in Playa Del Rey, California; Robert Mueller Airport in Austin, Texas; Santa Fe Depot in San Diego, California; Carteret, New Jersey; Woodbridge, New Jersey; Fontana, California; Hercules, California; and Minooka, Illinois. We attribute the increase in infrastructure and other costs in 2004 to the greater number of projects in the infrastructure stage as compared to the same period in 2003 and 2002. In the fourth quarter of 2004, we sold a majority of our Mission Bay project in San Francisco, California; Alameda project in Alameda, California; and West Bluffs project in Playa Del Rey, California to an affiliate of Farallon Capital Management, LLC (see Note 5 of the accompanying Consolidated Financial Statements). Therefore, we expect our infrastructure and other costs for 2005 to be lower than 2004.

Operating activity property acquisitions—For the year ended December 31, 2004, we invested approximately $9.7 million for the acquisitions of 20.7 acres of land in Alameda, California and 7.0 acres of land in Glenview, Illinois. The acquisition in Alameda, California was sold during the fourth quarter of 2004 as part of the sale transaction to an affiliate of Farallon Capital Management, LLC (see Note 5 of the accompanying Consolidated Financial Statements). The acquisition of land in Glenview, Illinois was sold during 2004 for a gain of $1.3 million.

For the year ended December 31, 2003, we did not acquire any properties for Operating Activity.

For the year ended December 31, 2002, we invested approximately $7.1 million for the acquisition of land capable of supporting an estimated 2,149 residential units, which was sold in 2003 for a gain of $11.7 million and $0.7 million for acquisition of land to be sold.

Investing activity property acquisitions—For the year ended December 31, 2004, we invested approximately $32.4 million in investing activity property acquisitions: $29.9 million for the acquisition of commercial land, which added 5.8 million square feet of potential development and $1.2 million was for an acquisition of approximately 40,000 square feet of leasehold improvements in a retail space.

For the year ended December 31, 2003, we invested approximately $96.4 million in investing activity property acquisitions: $35.2 million for the acquisition of commercial land, which added 10.5 million square feet of potential development; $60.7 million for the acquisition of a 10% minority interest in a consolidated subsidiary; and $0.5 million for the acquisition of furniture, fixtures, and equipment.

For the year ended December 31, 2002, we invested approximately $34.1 million in investing activity property acquisitions: $16.4 million for the acquisition of commercial buildings, which added approximately 488,000 square feet to our rental portfolio; $8 million for the acquisition of commercial land, which added 3 million square feet of potential development; and $9.7 million for the acquisition of furniture, fixtures, and equipment, primarily consisting of a corporate aircraft.

Cash flows from financing activities

Net cash (used in) provided by financing activities reflected in the statement of cash flows for the years ended December 31, 2004, 2003, and 2002, was ($34.3) million, ($186.3) million, and $198.4 million, respectively.

The decrease of $152.0 million in net cash used in 2004 was attributed to the following: (1) $182.6 million due to higher net borrowings in 2004; (2) a decrease of $100.3 million due to the one-time E&P distribution in 2003 associated with the REIT conversion; and (3) a decrease of $4.6 million due to distributions to minority partners in 2003 partially offset by (4) an increase of $83.5 due to higher dividends paid in 2004 and (5) an increase of $51.9 million due to lower proceeds from the issuance of common stock attributable to the exercise of stock options.

The increase of $384.7 million in net cash used in 2003 was attributed to the following: (1) an increase of $306.7 million due to higher net borrowings in 2002 to finance our building portfolio and (2) an increase of $127.9 million due to the E&P and dividend distribution as a result of our REIT conversion partially offset by (3) a decrease of $49.9 million due to higher proceeds from the issuance of common stock attributable to the exercise of stock options.

Reimbursable predevelopment and infrastructure costs

In 2004, we incurred approximately $23.1 million of reimbursable predevelopment and infrastructure costs. These costs will be reimbursed from future bonds issuance because our cumulative costs incurred at December 31, 2004 have exceeded the net proceeds from bonds previously issued. For the years ended

December 31, 2003, and 2002, approximately $61.9 million and $97.0 million, respectively, of total predevelopment and infrastructure costs incurred are reimbursable, pursuant to various Community Facility District (“CFD”) bonds issued in 2002 and 2001, various assessment district bonds, and third parties.

In 2004, approximately $6.4 million was reimbursed, of which approximately $5.3 million was from bonds and approximately $1.1 million was from third parties. In 2003, approximately $49.3 million was reimbursed, of which approximately $41.2 million was from bonds and approximately $8.1 million was from third parties. During 2002, approximately $44.7 million was reimbursed, of which $42.8 million was from bonds and $1.9 million was from third parties.

As a result of our sale to an affiliate of Farallon Capital Management, LLC, the remaining balance of approximately $36.9 million of reimbursable predevelopment and infrastructure costs associated with the Mission Bay projects in San Francisco, California was expensed as part of costs of sale (see Note 5 of the accompanying Consolidated Financial Statements).

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

On December 1, 2004, our Board of Directors declared a regular cash dividend for the quarter ending December 31, 2004, of $0.27 per share of common stock that was paid on January 18, 2005, to stockholders of record at the close of business on December 28, 2004. In addition to our regular cash dividend, our Board of Directors also declared a special cash dividend of $0.45 per share of common stock that was paid on January 18, 2005, to stockholders of record at the close of business on December 28, 2004 in connection with the sale of Non-Core assets and other taxable REIT subsidiary activities.

On February 16, 2005, our Board of Directors declared a regular cash dividend for the quarter ending March 31, 2005, of $0.27 per share of common stock payable on April 15, 2005, to stockholders of record at the close of business on March 29, 2005.

Cash balances, available borrowings, and capital resources

As of December 31, 2004, we had total cash of $281.6 million, of which $29.6 million is restricted cash. In addition to the $281.6 million cash balance, we had $40.7 million in borrowing capacity under our revolving credit facility available upon satisfaction of certain conditions.

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

Debt covenants—Our $200 million revolving credit agreement and two other credit agreements, totaling $70.5 million, have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $452.8 million, all terms as defined in those agreements. As of or for the period ending December 31, 2004 the actual results were 1.87 to 1; 0.55 to 1; 0.38 to 1; and $743.6 million, respectively. Outstanding borrowings under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. At December 31, 2004, we had unused availability of $40.7 million under the line. Our performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Our $200 million revolving credit agreement also includes a covenant restricting dividends, subject to certain exceptions, in any fiscal year to the greater of (i) 95% of Funds From Operations or (ii) such amount necessary for the REIT Guarantor to qualify as a REIT under the Internal Revenue Code. For the period ending December 31, 2004, our total dividend distributions were $157.8 million as compared to the maximum amount permitted under the covenant of $211.3 million.

Bonds

Assessment District Bonds—These bonds were issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit our properties. Debt service on these bonds is collateralized by tax revenues, properties, or by letters of credit (see Note 15 of the accompanying Consolidated Financial Statements). These bonds are recorded and presented as part of “Mortgage and other debt” in the accompanying Consolidated Balance Sheet at December 31, 2004 (see Note 3 of the accompanying Consolidated Financial Statements). Certain infrastructure costs incurred are reimbursable from these bonds. As of December 31, 2004, we have essentially been reimbursed for all the infrastructure costs incurred thus far.

The following table presents a summary of assessment district bonds that are included in the accompanying Consolidated Balance Sheet at December 31, 2004 (in thousands except percentages):

Development Projects	Amount	Interest Rate	Cost Incurred	Cost Reimbursed
Stapleton	$23,090	2.09%	$18,158	$18,137
Kaiser	11,867	5.83%	19,140	19,140
Westminster	9,140	2.09%	4,379	4,379
Rancho Cucamonga	6,324	6.14%	5,222	5,222

Subtotal	50,421		46,899	46,878

Operating properties
City of Industry	4,737	7.87%	—	—
Emeryville	4,521	7.29%	—	—
Various others	3,531	4.00-8.70%	—	—

Subtotal	12,789		—	—

Total	$63,210		$46,899	$46,878

Community Facility District Bonds—These bonds were issued to finance public infrastructure improvements at Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. Upon completion of the infrastructure improvements, for which $30 million bonds were issued, the improvements will be transferred to the city. Of the total cumulative reimbursable cost incurred, approximately $11.7 million has been reimbursed as of December 31, 2004, of which approximately $2.5 million was received in 2004. The remaining balance of $13.8 million is presented in “Other assets and deferred charges, net” in the accompanying Consolidated Balance Sheet at December 31, 2004. The $13.8 million has not been applied for reimbursements until the facility components are completed, inspected, and approved by the city. Additional bonds are expected to be issued.

At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on project vacant land.

Prior to our sale of the Mission Bay projects to an affiliate of Farallon Capital Management, LLC, we had certain obligations under the $133.3 million of community facility district bonds issued to finance public infrastructure improvements at Mission Bay in San Francisco, California. But due to the sale, all obligations under these bonds were transferred to the affiliate of Farallon Capital Management, LLC. As a result, we cannot receive any reimbursements from these bond proceeds for the reimbursable predevelopment and infrastructure costs associated with the Mission Bay projects that were incurred prior to the sale. Therefore, the remaining balance of approximately $36.9 million of reimbursable predevelopment and infrastructure costs were expensed as part of costs of sale (see Note 5 of the accompanying Consolidated Financial Statements).

Tax Audit

State Tax Audit

In 2002, the State of California Franchise Tax Board (“FTB”) began auditing two of CDC’s joint ventures. The auditor of one of the joint ventures, a master development project, has notified us verbally that no adjustments will be proposed. However, no formal notice from the FTB has been received. The audit regarding the other joint venture relates to our redemption in 1999 of our interest in a real estate partnership formed by our predecessor railroad company. In March 2004 we were verbally notified that an audit adjustment was forthcoming, however, under California law (which differs from federal tax law) the tax in question was only deferred and was paid in 2003 as part of our REIT conversion. We made the FTB aware of that fact, and although we have not yet received a written audit adjustment, we were again informed in January 2005 by the FTB that an adjustment was forthcoming.

In 2002, the FTB notified CDC that it would audit the corporate tax returns of CDC for the years 1999 and 2000. In June of 2004, the FTB notified us that they would also audit the 1999 and 2000 tax returns of a mortgage REIT subsidiary. Both audits are in process. No significant audit adjustments have been proposed on either of these audits.

IRS Audit

In March 2003 we received notice that the Internal Revenue Service (“IRS”) intended to audit the 1999 tax returns of Catellus and a mortgage REIT subsidiary. In the third quarter of 2003, the IRS informed us it would also audit the 2000 returns as well as the returns relating to the real estate joint venture under audit by the FTB. In the third quarter of 2004, we were notified the IRS would audit the 2001 and 2002 returns. In December 2004, the IRS issued requests for information relating to our tax deferred exchanges for the years 1999-2002. In February 2005, we were told of the IRS intention to request an extension of these open tax years from September 2005 to September 2006. We have granted that request.

No audit adjustments have been proposed. The IRS has asked for all documents relating to the following issues:

1. Charitable contributions deductions for the transfer of certain properties where the appraised fair market value was in excess of the consideration received,

2. Tax treatment of the deductions of interest paid to a mortgage REIT subsidiary,

3. A redemption of our interest in a real estate partnership, and

4. Tax deferred exchanges of real property.

All but the first issue above resulted in a substantial portion of the deferred taxes created during the time we operated as a taxable C-corporation. At the time of our REIT conversion, as we expected to no longer be taxed at the REIT level for REIT operations, we reversed approximately $232 million in deferred taxes into income at year end 2003. At the same time, in part because of the ongoing audit described above, we took a charge to current taxes which totals $124 million of the $232 million. The $124 million charge to current taxes relates to the federal and state tax impact of certain of the above issues (see Footnote 2, Critical Accounting Policies—Income taxes; Footnote 4, Income Taxes; and Footnote 7, Other Financial Statement Captions—Tax Accrual). The amounts above do not include any provision for possible interest and penalties.

If the audit results in an adjustment and if the Company exhausts all available remedies to contest the adjustment (or decides not to contest such adjustment), then our provision above may not be sufficient to cover the exposure and such adjustment could negatively impact our liquidity, statement of operations, and/or balance sheet.

Related party transactions

The entities below are considered related parties because the listed transactions are with entities in which we have an ownership interest. There are no affiliated persons involved with these entities.

In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint ventures, Third and King Investors, LLC, and we received and recognized $5.0 million, $5.0 million, and $3.7 million in rental income and reimbursements from this ground lease for the years ended December 31, 2004, 2003, and 2002, respectively. During the fourth quarter of 2004, we sold our investment interest in Third and King Investors, LLC for a net realized loss of $5.6 million (see Note 5 of the accompanying Consolidated Financial Statements).

We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments. Fees earned were $3.5 million for the year ended December 31, 2004, of which $1.6 million was from Bayport Alameda, LLC, $0.9 million was from Third and King Investors, LLC, $0.5 million was from SAMS Venture, LLC, $0.4 million was from Colorado International Center, and the remainder $0.1 million was from Bergstrom Business Partners, LP. Fees earned were $7.0 million for the year ended December 31, 2003, of which $4.9 million was from Third and King Investors, LLC, $1.7 million was from Traer Creek, LLC, and the remainder $0.4 million was from Serrano Associates, LLC, Talega Village, LLC, and Bergstrom Business Partners, LP. Fees earned were $4.2 million for the year ended December 31, 2002, of which $2.6 million was from Third and King Investors, LLC, $1.0 million was from Traer Creek, LLC, and the remainder $0.6 million was Talega Village, LLC, and Serrano Associates, LLC. At December 31, 2004, we have deferred fees from Serrano Associates, LLC and Bergstrom Business Partners, LP of $0.6 million that will be earned as completed projects are sold or the venture is sold or liquidated. In September 2003, we sold our investment interest in Traer Creek, LLC for a gain of $5.4 million, which was deferred at December 31, 2004, because we did not receive sufficient cash at the date of the transaction. Subsequently in January 2004, we recognized the gain upon the receipt of the full payment. During the fourth quarter of 2004, we sold our investment interest in Bayport Alameda Associates, LLC and Third and King Investors, LLC (see Note 5 of the accompanying Consolidated Financial Statements).

We have a $4.6 million note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. As lessee, we incurred rent expense of $0.1 million in each of the years ended December 31, 2004, 2003, and 2002; this lease will expire in November 2011. As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture. We recognized rental income of $0.2 million for each of the years ended December 31, 2004, 2003, and 2002. As of December 31, 2004, we recorded a $2.6 million receivable and a $1.1 million reserve associated with this lease. The venture’s current projection reflects approximately $0.2 million available funds, per year, from its operations to pay down our receivables.

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

At December 31, 2004, we hold significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FIN 46-R. Our significant variable interests are in the form of equity interests in two of our unconsolidated joint ventures and our participation in a master development agreement:

•	Bergstrom Partners, L.P. was formed in January 2003 to redevelop and market 624 acres of land at a former missile test site in Travis County, Texas. No further contributions are required.

•	SAMS Venture, LLC was formed in January 2003 to initially develop a new 545,000 square foot office park for the Los Angeles Air Force Base, convey that property to the United States Air Force in exchange for three parcels of land totaling 56 acres and other consideration, and finally either sell or develop for sale the three parcels. Our exposure will increase should this joint venture require additional contributions from its partners.

•	A Catellus subsidiary entered into a master development agreement with the City of Austin, Texas in December 2004 to redevelop and market the property formerly known as the Robert Mueller Municipal Airport. Our exposure will increase should public financing and sales revenues be insufficient to meet current or projected financial requirements.

Our maximum exposure in the current financial statements as a result of our involvement with these variable interest entities is $9.3 million as of December 31, 2004.

In December 2004, the FASB issued Statement of Accounting Standards No. 123R, “Share-Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods or services. This statement is effective as of the beginning of the first interim or annual reporting that begins after June 15, 2005. We will adopt SFAS 123R in the time frame required and it is anticipated that we will elect the modified prospective application transition method without restatement of prior interim periods. The initial adoption of FAS 123R will not have a significant effect on our financial position, results of operations, or cash flows.

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

We are subject to the risk that, upon the expiration of leases for space located in our properties, leases may not be renewed by existing tenants, the space may not be re-leased to new tenants or the terms of renewal or re-leasing (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. A tenant may experience a downturn in its business which may cause the loss of the tenant or may weaken its financial condition, and result in the tenant’s failure to make rental payments when due, result in a reduction in percentage rent receivable with respect to retail tenants or require a restructuring that might reduce cash flow from the lease. In addition, a tenant of any of our properties may seek the protection of bankruptcy, insolvency, or similar laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in our available cash flow. Although we have not experienced material losses from tenant bankruptcies, no assurance can be given that tenants will not file for bankruptcy or similar protection in the future or, if any tenants file, that they will affirm their leases or continue to make rental payments in a timely manner.

Our real estate development strategies may not be successful.

Any of our existing or future development activities will entail certain risks, including:

•	the expenditure of funds on and devotion of management’s time to projects which may not come to fruition;

•	the risk that development or redevelopment costs of a project may exceed original estimates, possibly making the project uneconomic, and risk of construction delays;

•	the risk that occupancy rates and rents at a completed project will be less than anticipated or that there will be vacant space at the project;

•	the risk that expenses at a completed development will be higher than anticipated; and

•	the risk that permits and other governmental approvals will not be obtained, the design or construction of infrastructure improvements will not be accepted by governmental authorities, or disputes or delays may result in connection with the payment of bond reimbursements for infrastructure costs. Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the approval and development process, our ability to develop properties and realize income from our projects could be delayed, reduced or eliminated.

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

We have significant holdings in California, Illinois, Texas, Colorado and Arizona. Of our primary rental properties, which are comprised of commercial buildings, approximately 36.8%, by square footage, are located in Southern California, 15.8% in Northern California, 17.2% in Illinois, 10.2% in Texas, 6.8% in Colorado, 3.0% in Arizona, 2.4% in Ohio, 2.4% in Georgia; with the remaining 5.4% in five other states. Further, approximately 26.5% of our total commercial developable land by square footage is located in California: Fremont, San Francisco’s East Bay, Los Angeles County, Orange County, and the Inland Empire (San Bernardino and Riverside counties), approximately 23.3% in Illinois; approximately 15% in Texas; with the remaining 35.2% in six other states. To the extent that weak economic conditions or other factors affect these regions more severely than other areas of the country, our financial performance could be negatively impacted.

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

For tax years beginning after December 31, 2000, a REIT is permitted to own one or more taxable REIT subsidiaries. The introduction of taxable REIT subsidiaries broadens the scope of activities in which a REIT and its consolidated subsidiaries can engage without disqualifying the REIT because income from a taxable REIT subsidiary is not treated as impermissible income. Our use of taxable REIT subsidiaries enable us to engage in the development of land for sale to third parties. However, under the Internal Revenue Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to add to our land inventory or to increase the size of our third party development operations.

Our use of taxable REIT subsidiaries may affect the price of Catellus common stock relative to the stock price of other REITs.

In connection with commencing operations as a REIT, effective January 1, 2004, we began holding a significant portion of our land assets, and conducting a substantial portion of our development activities, through one or more taxable REIT subsidiaries. Taxable REIT subsidiaries are corporations subject to corporate-level tax.

Prior to 2001, the Internal Revenue Code substantially limited a REIT’s ability to operate through corporate subsidiaries. However, recent changes to the REIT rules allow us to hold the land that we develop for sale to third parties, including urban and residential land, as well as residential and mixed-use development joint ventures, in one or more taxable REIT subsidiaries. This REIT/taxable REIT subsidiary structure may cause the market to value our common stock differently from the stock of other publicly traded REITs, which may not use taxable REIT subsidiaries as extensively as we do.

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

As of December 31, 2004, we had approximately $1.4 billion of debt. This amount of debt could have important consequences for our investors and for us, some of which include:

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

Competition and challenges in the real estate industry.

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

In addition, we may have difficulty in identifying properties to acquire and in effecting acquisitions on advantageous terms, and acquisitions may not perform as we expect. We may also fail to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestiture.

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

We may change our policies in ways that negatively affect our financial condition or results of operations.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that real property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. Because we own (or our corporate predecessors owned) properties in urban and industrial areas, and have historically leased many of our properties to commercial and industrial tenants whose activities may have resulted in discharges onto such properties, we incur ongoing environmental remediation costs and are subject from time to time to environmental actions by governmental entities and private parties. While we or outside consultants have evaluated the environmental liabilities associated with most of our properties, any evaluation is necessarily based upon then prevailing law, site conditions and the use of sampling methodologies and involves uncertainties.

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

At December 31, 2004, we estimate that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $2.3 million, and have provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. We also estimate approximately $8.6 million of similar costs relating to our properties to be developed or sold. Catellus is currently under investigation by the Department of Toxics and Substance Control of the State of California concerning the Mission Bay Project. The investigation was initiated primarily for purposes of determining whether individuals and companies hauling soil within and from Mission Bay satisfied certain hazardous waste license/certification hauling requirements. Catellus does not anticipate that this investigation or any proceeding that may result from this investigation will have a material adverse impact on the Mission Bay Project. See Part I, Item 3, “Legal Proceedings.”

Uninsured losses could negatively affect our financial condition.

We typically purchase commercial general liability, “all-risk” property and rental loss insurance for our properties and development projects, with limits customarily carried for similar properties. Some types of losses, such as losses from earthquakes, environmental hazards or toxic mold may be either uninsurable or too expensive to justify insuring against. In renewing our policies over the last several years, we were able to essentially obtain all of our historical levels and types of insurance (although at a higher cost and, in certain instances, with higher deductibles and/or more restrictive conditions), except liability coverage for our residential business, which now has a higher deductible and a much lower policy limit. We have purchased terrorism insurance to cover the rental portfolio and declared development projects, at limits consistent with other similar properties and projects, effective until the annual policy expiration on October 1, 2005. Terrorism coverage is purchased through private carriers backstopped by the United States government’s Terrorism Risk Insurance Act of 2002. Specific coverages, including general liability, property, builder’s risk and terrorism, may be purchased on a project-specific basis for projects or properties as necessary. There can be no assurance that significant losses in excess of insurance proceeds will not occur. Also, we and our predecessors have owned some of the properties in our portfolio for many years and acquired properties in a variety of ways, including by railroad land grants. We have not obtained title insurance on all of the properties in our portfolio, and some properties may be subject to limitations on or challenges to our title.

If an uninsured loss or a loss in excess of insured limits occurs, Catellus Operating Limited Partnership could lose its capital invested in the property, as well as the anticipated future revenue from the property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. An uninsured loss or loss in excess of insured limits may negatively impact our financial condition. As the general partner of Catellus Operating Limited Partnership, Catellus is generally liable for any of the partnership’s unsatisfied obligations other than non-recourse obligations.

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

If in any taxable year we fail to qualify as a REIT, we would suffer the following negative results:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; and

•	we would be subject to federal income tax on our taxable income at regular corporate rates.

In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we were entitled to relief under statutory provisions.

There are uncertainties relating to the estimate of our “earnings and profits” attributable to C-corporation taxable years.

In order to qualify as a REIT, we cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a C-corporation taxable year. A REIT has until the close of its first full taxable year as a REIT in which it has non-REIT earnings and profits to distribute these accumulated earnings and profits. Because our first full taxable year as a REIT was 2004, we were required to distribute these earnings and profits prior to the end of 2004. Failure to meet this requirement would result in our disqualification as a REIT. We distributed our accumulated non-REIT earnings and profits in December 2003, well in advance of the 2004 year-end deadline, and we believe that such distribution was sufficient to distribute all of such earnings and profits. However, the determination of such earnings and profits is complicated and depends upon facts with respect to which we may have less than complete information or the application of the law governing earnings and profits which is subject to differing interpretations, or both. Consequently, there are substantial uncertainties relating to the estimate of our non-REIT earnings and profits and, thus, we cannot assure you that the earnings and profits distribution requirement has been met. These uncertainties include the possibility that the Internal Revenue Service could upon audit increase the taxable income of Catellus, which would increase the non-REIT earnings and profits of Catellus. In this regard, we have received notice from the Internal Revenue Service of its intent to audit the 1999 through 2003 income tax returns of Catellus, including certain subsidiaries and partnerships. These audits are now under way (for a more detailed discussion of the tax audit, see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Tax Audit in this Form 10-K). Tax counsel have not provided any opinion as to the amount of Catellus’ undistributed earnings and profits and have relied, for purposes of their opinion as to our qualification as a REIT, upon a representation from us that we would not have any undistributed non-REIT earnings and profits as of the close of our first taxable year as a REIT. Thus, we cannot assure you that we have satisfied the requirement that we distribute all of our non-REIT earnings and profits by the close of our first taxable year as a REIT.

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

We intend to conduct a substantial portion of our development business, consisting of our third-party development business, through one or more taxable REIT subsidiaries. Taxable REIT subsidiaries are subject to regular corporate-level tax, and cannot avail themselves of the dividends paid deduction available to REITs. Consequently, income from our third-party development business, and any other income earned by our taxable REIT subsidiaries, will be subject to corporate-level tax.

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

In addition, the Internal Revenue Service may assert liabilities against us for corporate income taxes for taxable years of Catellus prior to our qualification as a REIT, in which case we will owe such taxes plus interest and penalties, if any (for a more detailed discussion of the Tax Audit, see Tax Audit Section of the MD&A). Moreover, any increase in taxable income will result in an increase in accumulated earnings and profits which could either increase the taxable portion of the special earnings and profits distribution to our stockholders or cause us to pay an additional taxable distribution to our stockholders within 90 days of the relevant determination.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At December 31, 2004, we did not have any interest rate protection contracts outstanding.

As of December 31, 2004, approximately 77.4% of our debt bears interest at fixed rates and has a weighted average maturity of 5.6 years and a weighted average coupon rate of 6.68%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. Our variable rates debt has a weighted average maturity of 2.9 years and a weighted average coupon rate of 3.98%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. If coupon interest rate increased 100 basis points (1%), the annual short-term effect would be an increase in interest expense and capitalized interest cost, which would have an impact on our cash position of approximately $0.5 million, based on the outstanding balance of our floating rate debt net of cash investments and restricted cash at December 31, 2004. We believe that moderate increases in interest expense will not materially affect our financial position, results of operations, or cash flow.

As of December 31, 2004, approximately $41.2 million of our $329.8 million of notes receivable carry interest at variable rates. If interest rates on these variable notes change 100 basis points (1%), the annual effect will be a change in our interest income of approximately $0.4 million. We believe that the moderate change in interest income will not materially affect our financial position, results of operation, or cash flow.

Item 8.    Financial Statements and Supplementary Data

The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 15 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name and Position	Business Experience	Age
Nelson C. Rising Chairman of the Board and Chief Executive Officer	Mr. Rising has served as our Chairman of the Board and Chief Executive Officer since May 2000. From 1994 through May 2000, Mr. Rising served as our President and Chief Executive Officer and as a Director.	63

Timothy J. Beaudin Executive Vice President	From September 2001 until his termination of employment with the Company on February 15, 2005, Mr. Beaudin served as Executive Vice President. Before this election as Executive Vice President, Mr. Beaudin served as President of our Commercial Group, where he was responsible for managing our commercial development activities, asset management, property sales, and property tax groups.	46

Ted Antenucci President, Catellus Commercial Development Corporation	Mr. Antenucci was elected as President of Catellus Commercial Development Corporation (“Catellus Commercial”), a wholly owned subsidiary of the Company, in September 2001. Before this election, Mr. Antenucci served as Executive Vice President of Catellus Commercial, where he managed the company’s industrial development activities throughout the western United States, from April 1999 to September 2001.	40

C. William Hosler Senior Vice President and Chief Financial Officer	Mr. Hosler joined us as Senior Vice President and Chief Financial Officer in July 1999.	41

Vanessa L. Washington Senior Vice President and General Counsel	Ms. Washington joined us in December 2001 and has served as Senior Vice President and General Counsel since January 2002. Prior to that, Ms. Washington was associated with California Federal Bank from 1992 to 2001, and served as Senior Vice President, Corporate Secretary and Counsel from 1996 to 2001.	45

Edward F. Sham Vice President and Controller	Mr. Sham has served as Vice President and Controller since April 1, 2004. From March 1998 through March 2004, Mr. Sham served as our Assistant Controller.	45

Director Not Standing for Reelection

Thomas M. Steinberg has decided not to stand for reelection at the Company’s annual meeting of stockholders on May 3, 2005, due to increasing commitments in other areas. Information regarding Mr. Steinberg is set forth below. Information regarding each of the nominees who are standing for election is incorporated from the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”).

Name of Director	Business Experience
Thomas M. Steinberg Director since: 1994 Age 48	Since 1997, Mr. Steinberg has served as President of Tisch Family Interests. In this capacity, he manages and supervises investments for members of the Laurence A. Tisch and Preston R. Tisch families. Mr. Steinberg is currently a member of the Board of Directors of Gunther International, Ltd., Cellegy Pharmaceuticals Inc., and Infonxx, Inc.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board of Directors is composed of four members who are independent under the New York Stock Exchange listing standards and the regulations adopted by the Securities and Exchange Commission (“SEC”) pursuant to the Sarbanes-Oxley Act of 2002. The current members of the Audit Committee are Leslie D. Michelson (Chair), Christine Garvey, William M. Kahane, and Thomas M. Steinberg. The Board has determined that Mr. Michelson qualifies as an audit committee financial expert as defined in SEC regulations adopted under the Sarbanes-Oxley Act.

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

Our Code of Ethics, as well as our Corporate Governance Guidelines, Audit Committee Charter, Compensation and Benefits Committee Charter, Corporate Governance Committee Charter, Nominating Committee Charter, and Finance Committee Charter are available on our website at www.catellus.com and are available in print free of charge to any stockholder who requests any of these documents. Any such request should be addressed and sent to: Investor Relations, Catellus Development Corporation, 201 Mission Street, 2nd floor, San Francisco, California 94105.

Incorporation by Reference

The following information in the 2005 Proxy Statement is incorporated herein by reference:

•	The information, including the names, ages, and business experience of director nominees, contained in the table appearing immediately under the caption of “Nominees to the Board of Directors” under “Proposal 1—Election of Directors”;

•	The information in the section captioned “Arrangements Regarding Nominees” under “Proposal 1—Election of Directors”; and

•	The information in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.    Executive Compensation

The following information in the 2005 Proxy Statement is incorporated herein by reference:

•	The information in the section captioned “Director Compensation” under “Proposal 1—Election of Directors”;

•	The information in the sections captioned “Summary Compensation Table,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” and “Long-Term Incentive Plans—Awards in Last Fiscal Year,” all of which appear under “Compensation of Executive Officers”;

•	The information in the section captioned “Employment Agreements”; and

•	The information in the section captioned “Compensation Policy for the CEO and Senior Executives” in the “Report of the Compensation and Benefits Committee.”

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

The following table sets forth, for our equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding awards, and the number of shares remaining available for future award grants as of December 31, 2004.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders	2,348,160	(1)	$13.31	(2)	1,139,091	(3)
Equity Compensation Plans not approved by stockholders	0		0		0

Total	2,348,160		$13.31		1,139,091

(1)	Represents 57,087 shares subject to outstanding options, 47,763 shares underlying Director Stock Units, payable on a one-for-one basis, credited to stock unit accounts, 77,679 restricted stock units, and 18,056 Director Restricted Stock Units under the 2003 Plan, as well as 348,237 performance units awarded under the 2004 Transition Incentive Plan and the 2004 Long-Term Incentive Plan, which were established pursuant to the 2003 Plan; 760,230 shares subject to outstanding options, 47,623 shares underlying Director Stock Units, payable on a one-for-one basis, credited to stock unit accounts, and 783,621 restricted stock units under the 2000 Plan; 132,266 shares subject to outstanding options and 61,151 shares underlying Director Stock Units, payable on a one-for-one basis, credited to stock unit accounts under the Amended and Restated 1996 Performance Award Plan; 5,087 shares subject to outstanding options under the 1991 Stock Option Plan; 5,855 shares subject to outstanding options under the Amended and Restated Executive Stock Option Plan; and 3,505 shares subject to outstanding options under the 1995 Stock Option Plan.

Excluded from this total are 523,574 shares of restricted stock awarded under the 2000 Plan and the 2003 Plan and restricted stock units that resulted from the E&P Distribution.

(2)	Weighted average exercise price is calculated on the basis of shares underlying outstanding options. Director Stock Units, Director Restricted Stock Units, restricted stock units, and performance units awarded under the 2004 Transition Incentive Plan and the 2004 Long-Term Incentive Plan do not have an exercise price and, therefore, are excluded from the calculation of the weighted average exercise price.

(3)	These shares were available for options, stock appreciation rights, restricted stock, phantom stock or units, performance stock or units, bonus stock, dividend equivalent units, or other stock-based awards under the 2003 Plan, provided, however, that no more than 1,110,234 shares were available for restricted stock awards under the 2003 Plan.

The information in the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2005 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information in the section captioned “Certain Relationships and Related Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the section captioned “Auditor Fees and Independence” under “Proposal 2—Ratification of Appointment of Independent Auditors” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules at F-1 herein.

All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on Pages E-1–E-4.

(b) Reports on Form 8-K

Form 8-K, item 1.01, dated and filed December 7, 2004

Form 8-K, items 2.01 and 9.01, dated and filed November 29, 2004

Form 8-K, items 2.02 and 9.01, dated November 3, 2004 and filed November 4, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATELLUS DEVELOPMENT CORPORATION

By:	/s/ NELSON C. RISING
Nelson C. Rising Chairman and Chief Executive Officer

Dated: March 4, 2005

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nelson C. Rising, C. William Hosler and Vanessa L. Washington, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NELSON C. RISING Nelson C. Rising	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2005

/s/ C. WILLIAM HOSLER C. William Hosler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2005

/s/ EDWARD F. SHAM Edward F. Sham	Vice President and Controller (Principal Accounting Officer)	March 4, 2005

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Director	March 4, 2005

/s/ DARYL J. CARTER Daryl J. Carter	Director	March 4, 2005

/s/ RICHARD D. FARMAN Richard D. Farman	Director	March 4, 2005

/s/ CHRISTINE GARVEY Christine Garvey	Director	March 4, 2005

Signature	Title	Date

/s/ WILLIAM M. KAHANE William M. Kahane	Director	March 4, 2005

/s/ LESLIE D. MICHELSON Leslie D. Michelson	Director	March 4, 2005

/s/ DEANNA W. OPPENHEIMER Deanna W. Oppenheimer	Director	March 4, 2005

/s/ THOMAS M. STEINBERG Thomas M. Steinberg	Director	March 4, 2005

CATELLUS DEVELOPMENT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Catellus Development Corporation

We have completed an integrated audit of Catellus Development Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

San Francisco, CA

March 4, 2005

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2004	2003
Assets
Properties	$2,316,289	$2,498,015
Less accumulated depreciation	(490,409)	(446,872)

	1,825,880	2,051,143
Other assets and deferred charges, net	224,932	292,312
Notes receivable, less allowance	329,758	119,202
Accounts receivable, less allowance	35,800	19,752
Assets held for sale	10,336	2,352
Restricted cash and investments	29,569	64,617
Cash and cash equivalents	252,069	45,931

Total	$2,708,344	$2,595,309

Liabilities and stockholders’ equity
Mortgage and other debt	$1,440,528	$1,378,054
Accounts payable and accrued expenses	201,238	157,036
Deferred credits and other liabilities	286,780	291,530
Liabilities associated with assets held for sale	88	2,296
Deferred income taxes	36,119	56,712

Total liabilities	1,964,753	1,885,628

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value, 104,720 and 103,822 shares issued, and 103,317 and 102,724 shares outstanding at December 31, 2004 and 2003, respectively	1,047	1,039
Paid-in capital	509,407	489,143
Unearned value of restricted stock and restricted stock unit grants (1,403 and 1,098 shares at December 31, 2004 and 2003, respectively)	(23,049)	(22,720)
Accumulated earnings	256,186	242,219

Total stockholders’ equity	743,591	709,681

Total	$2,708,344	$2,595,309

See notes to Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues
Rental revenue	$304,330	$292,318	$257,589
Sales revenue	504,458	204,271	139,604
Management, development and other fees	5,706	11,129	7,088

	814,494	507,718	404,281

Costs and expenses
Property operating costs	(84,257)	(84,480)	(69,771)
Cost of sales	(401,942)	(112,968)	(89,661)
Selling, general and administrative expenses	(54,437)	(55,747)	(43,695)
Depreciation and amortization	(73,869)	(68,584)	(60,803)

	(614,505)	(321,779)	(263,930)

Operating income	199,989	185,939	140,351

Other income
Equity in earnings of operating joint ventures, net	6,132	6,898	8,277
Equity in earnings of development joint ventures, net	15,444	32,849	29,232
Gain on non-strategic asset sales	17,008	22,950	7,264
Interest income	16,850	7,294	9,871
Other	3,753	3,739	9,196

	59,187	73,730	63,840

Other expenses
Interest expense	(65,535)	(60,395)	(58,157)
REIT transition costs	(420)	(7,262)	—
Other	(10,536)	(9,237)	(2,021)

	(76,491)	(76,894)	(60,178)

Income before minority interests, income taxes, and discontinued operations	182,685	182,775	144,013
Minority interests	—	—	(6,106)

Income before income taxes and discontinued operations	182,685	182,775	137,907
Income tax (expense) benefit	(35,845)	45,504	(52,731)

Income from continuing operations	146,840	228,279	85,176

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	24,624	6,129	13,748
Income from discontinued operations	334	391	1,732

Net gain from discontinued operations	24,958	6,520	15,480

Net income	$171,798	$234,799	$100,656

Income per share from continuing operations
Basic	$1.42	$2.28	$0.87

Assuming dilution	$1.40	$2.23	$0.85

Income per share from discontinued operations
Basic	$0.25	$0.07	$0.16

Assuming dilution	$0.24	$0.07	$0.16

Net income per share
Basic	$1.67	$2.35	$1.03

Assuming dilution	$1.64	$2.30	$1.01

Average number of common shares outstanding—basic	103,064	99,941	97,642

Average number of common shares outstanding—diluted	104,520	102,171	100,118

Dividends declared per share	$1.53	$0.57	$—

See notes to Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Unearned Value of Restricted Stock and Restricted Stock Units	Treasury Stock		Paid-In Capital	Accumulated Earnings	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2001	110,209	$1,102	—	(23,647)	$(401,082)	$521,312	$313,925	$435,257
Exercise of stock options and other	608	6	—	—	—	10,050	—	10,056
Net income	—	—	—	—	—	—	100,656	100,656

Balance at December 31, 2002	110,817	1,108	—	(23,647)	(401,082)	531,362	414,581	545,969
Earnings and profits distribution	10,655	107	—	—	—	251,477	(351,874)	(100,290)
Dividends	—	—	—	—	—	—	(55,287)	(55,287)
Exercise of stock options and other	4,866	49	—	—	—	81,913	—	81,962
Treasury stock retirements	(23,647)	(236)	—	23,647	401,082	(400,846)	—	—
Restricted stock and restricted stock unit grants	1,131	11	(24,554)	—	—	25,237	—	694
Compensation expense	—	—	1,834	—	—	—	—	1,834
Net income	—	—	—	—	—	—	234,799	234,799

Balance at December 31, 2003	103,822	1,039	(22,720)	—	—	489,143	242,219	709,681
Dividends	—	—	—	—	—	—	(157,831)	(157,831)
Exercise of stock options and other	593	5	—	—	—	10,056	—	10,061
Restricted stock and restricted stock unit grants	305	3	(11,100)	—	—	10,208	—	(889)
Compensation expense	—	—	10,771	—	—	—	—	10,771
Net income	—	—	—	—	—	—	171,798	171,798

Balance at December 31, 2004	104,720	$1,047	$(23,049)	—	$—	$509,407	$256,186	$743,591

See notes to Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$171,798	$234,799	$100,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,869	68,584	60,803
Deferred income taxes	(21,518)	(246,855)	21,385
Deferred gain recognized	(10,881)	(3,499)	(14,820)
Amortization of deferred loan fees and other costs	4,887	4,871	5,993
Equity in earnings of joint ventures	(21,576)	(39,747)	(37,509)
Gain on sales of investment property	(24,624)	(10,215)	(22,252)
Minority interests in earnings of consolidated entities	—	—	6,106
Operating distributions from joint ventures	74,789	55,033	86,222
Cost of development property and non-strategic assets sold	356,386	129,699	83,612
Capital expenditures for development property	(44,498)	(81,075)	(56,955)
Other property acquisitions	(9,713)	—	(738)
Issuance of notes receivable	(289,341)	(109,545)	(45,051)
Other, net	8,824	2,919	5,342
Change in assets and liabilities:
Accounts and notes receivable	64,504	38,639	82,143
Other assets and deferred charges	23,119	8,116	(78,035)
Accounts payable and accrued expenses	(1,693)	5,801	(17,144)
Deferred credits and other liabilities	22,092	150,343	7,388

Net cash provided by operating activities	376,424	207,868	187,146

Cash flows from investing activities:
Property acquisitions	(32,268)	(95,893)	(24,449)
Capital expenditures for investment property	(199,209)	(146,511)	(227,533)
Tenant improvements	(5,755)	(8,809)	(9,945)
Reimbursable construction costs	6,403	(10,583)	(54,426)
Net proceeds from sale of investment property	63,118	37,270	29,460
Distributions from joint ventures	—	8,601	—
Contributions to joint ventures	(3,367)	(6,587)	(17,365)
Decrease (increase) in restricted cash and investments	35,048	(28,024)	(29,027)

Net cash used in investing activities	(136,030)	(250,536)	(333,285)

Cash flows from financing activities:
Borrowings	290,131	110,922	445,778
Repayment of borrowings	(220,117)	(223,519)	(251,626)
Earnings and profits distribution	—	(100,290)	—
Dividends	(111,049)	(27,562)	—
Distributions to minority partners	—	(4,551)	(4,542)
Proceeds from issuance of common stock	6,779	58,672	8,761

Net cash (used in) provided by financing activities	(34,256)	(186,328)	198,371

Net increase (decrease) in cash and cash equivalents	206,138	(228,996)	52,232
Cash and cash equivalents at beginning of year	45,931	274,927	222,695

Cash and cash equivalents at end of year	$252,069	$45,931	$274,927

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$60,927	$62,308	$53,706
Income taxes	$74,937	$72,032	$32,386
Non-cash financing activities:
Debt forgiveness—property reconveyance/reduction	$(9,611)	$(11,380)	$(507)

See notes to Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Catellus Development Corporation (together with its subsidiaries, “Catellus” or the “Company”) owns and develops primarily industrial properties located in major markets in California, Illinois, Texas, Colorado, and Georgia, with recent expansion into New Jersey. The Company operated as a fully taxable C-corporation through December 31, 2003. At December 31, 2003, the Company reorganized its operations in order to operate as a real estate investment trust (“REIT”) commencing January 1, 2004 (see Note 18). All references to Catellus or the Company mean the current Catellus or its predecessor, as the context requires.

Note 2.    Summary of Significant Accounting Policies

Revenue recognition—Rental revenue, in general, is recognized when due from tenants; however, revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the lease. Direct costs of negotiating and consummating a lease are deferred and amortized on a straight-line basis over the initial term of the related lease. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy. The Company has various retail and ground leases that provide for rental revenues which are contingent upon the lessee’s operations. Contingent rental income on these leases is recognized when the specified target is achieved.

The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods, including the percentage-of-completion method. When the Company receives an inadequate cash down payment and takes a note for the balance, profit is deferred until such time as sufficient cash is received to meet minimum down payment requirements. In general, specific identification and relative sales value methods are used to determine the cost of sales. Generally, sales of rental property are classified as discontinued operations.

The Company recognizes management, development, and other fees as earned. Fees earned from the Company’s unconsolidated joint ventures are recognized to the extent of outside ownership with the Company’s share deferred. These deferred fees will be recognized when the assets or venture is either sold or liquidated, as appropriate.

The Company may receive fees from tenants as consideration for early termination of their lease agreement. These lease termination fees are amortized over the revised remaining lease term, if any. In conjunction with the receipt of lease termination fees, the Company performs a review of all lease related assets and liabilities to determine if impairment has occurred and whether or not the amortization period continues to be appropriate.

Property and deferred charges—Real estate is stated at cost using the methodology described as follows: (a) for operating properties and properties held for development, a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow is less than its net book value; (b) for properties held for sale, a write-down to estimated fair value is recorded when the Company determines that the net book value exceeds the estimated selling price less costs to sell. Fair value is determined by a combination of expected cash flow and recent comparable sales and this evaluation is made by management on a property-by-property basis. Based upon the evaluation, an impairment charge of $4.3 million and $6.7 million was recognized in “Other expenses-Other” in 2004 and 2003, respectively, thus reducing the Company’s rental property basis by $2.9 million in 2004 and developable land basis by $1.4 million and $6.7 million in 2004 and 2003, respectively. The evaluation of future cash flows and fair value of individual properties requires significant judgment; it is reasonably possible that a change in estimate could occur as economic conditions change.

The Company capitalizes direct construction and development costs, including predevelopment costs, property taxes, insurance, and certain indirect project costs, including a portion of general and administrative

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs that are associated with the acquisition, development, or construction of a project. Interest costs incurred during construction/development periods to get the assets ready for their intended use are also capitalized. Costs associated with financing or leasing projects are also capitalized and amortized over the period benefited by those expenditures on a straight-line basis, which for deferred financing fees approximates the effective interest rate method.

Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives of between 20 and 40 years. Tenant improvements are depreciated over the shorter of the primary terms of the leases (generally 3-15 years) or the useful life of the improvement, while furniture and equipment are depreciated using lives ranging between 3 and 10 years.

Maintenance and repair costs are charged to expense as incurred, while significant improvements, replacements, and major renovations are capitalized.

Allowance for doubtful accounts—Accounts receivable are net of an allowance for uncollectible accounts totaling $1.8 million and $1.5 million at December 31, 2004 and 2003, respectively. The Company provides for doubtful accounts based on several factors, including the Company’s estimate of collectability and the age of the outstanding balances.

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

Income taxes—Beginning January 1, 2004, Catellus elected to be taxed as a REIT under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended (see Note 18). A REIT generally does not incur federal taxes on its taxable income as long as it distributes 90% of its taxable income and meets various income, asset and ownership tests. As Catellus reorganized so that it operates as a REIT as of January 1, 2004 and intends to elect REIT status upon filing its 2004 tax return, the Company no longer will be taxed at the REIT level if 100% of taxable income is distributed. Accordingly, Catellus reversed the majority of its deferred taxes in the fourth quarter of 2003. Certain deferred taxes have been maintained including those relating to the Company’s Taxable REIT Subsidiaries (“TRS”) and those related to built-in gains for properties included in the REIT. For the Company’s TRS, deferred taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of their assets and liabilities. For properties transferred to the REIT, a deferred tax has been recorded for certain assets which the Company believes may be sold within ten years because of certain tenant options or the size and type of property. The deferred tax for built-in gains is computed as the difference between the book and tax basis of those properties which the Company believes will be difficult to transact as tax-free exchanges. In addition, where the Company has recognized a deduction for uncertain tax positions, no financial statement benefit is recorded until the tax impact is certain.

Principles of consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and investees, which are controlled by the Company (i.e. ability to exercise control over the operations of an entity, including a board where a majority of the votes can be obtained by employees of the Company). Other investees are accounted for by using the equity method, including investees in which the Company has a majority interest, but the minority venture partner(s) has (have) substantive participating rights in the operations of the investee. Another investee, with whom the Company has

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related party transactions, is accounted for under the cost method. In 1999, the Company formed a subsidiary REIT and sold 10% of this subsidiary’s stock to minority investors. In January 2003, the Company acquired the 10% interest of the minority investors for $60.7 million. The acquisition was accounted for based on the purchase method of accounting.

Partnership accounting—The Company accounts for unconsolidated partnerships or other investees who do not qualify as a variable interest equity (collectively referred to as unconsolidated joint ventures) under the equity method including investees in which the Company has a majority interest, but the minority venture partner(s) has (have) substantive participating rights in the operations of the investee. Earnings or losses of unconsolidated joint ventures are recognized to the extent of the Company’s ownership or participation interest. The Company does not recognize its share of losses generated by these investments in excess of its investment unless it is legally committed or intends to fund deficits in the future. The Company may provide fee services to joint ventures but will recognize revenues only to the extent of the outside partner’s ownership interest and will defer profits on its ownership interest until the joint venture is sold or liquidated. The Company accounts for a joint venture, with whom it has related party transitions, under the cost method (see Note 5, Joint Venture Investments).

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

At December 31, 2004, the Company holds significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FIN 46-R. The Company’s significant variable interests are in the form of equity interests in two of its unconsolidated joint ventures and its participation in a master development agreement:

•	Bergstrom Partners, L.P. was formed in January 2003 to redevelop and market 624 acres of land at a former missile test site in Travis County, Texas. No further contributions are required.

•	SAMS Venture, LLC was formed in January 2003 to initially develop a new 545,000 square foot office park for the Los Angeles Air Force Base, convey that property to the United States Air Force in exchange for three parcels of land totaling 56 acres and other consideration, and finally either sell or develop for sale the three parcels. The Company’s exposure will increase should this joint venture require additional contributions from its partners.

•	A Company subsidiary entered into a master development agreement with the City of Austin, Texas in December 2004 to redevelop and market the property formerly known as the Robert Mueller Municipal Airport. The Company’s exposure will increase should public financing and sales revenues be insufficient to meet current or projected financial requirements.

The Company’s maximum exposure in the current financial statements as a result of its involvement with these variable interest entities is $9.3 million as of December 31, 2004.

Cash and cash equivalents and restricted cash and investments—The Company considers all highly liquid investments with maturity of three months or less at time of purchase to be cash equivalents. Of the restricted cash and investments totaling $29.6 million and $64.6 million at December 31, 2004 and 2003, respectively,

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$18.9 million and $38.1 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis. Approximately $10.0 million at December 31, 2004 represents funds in escrow for environmental work related to a land acquisition. Approximately $0.7 million and $23.1 million at December 31, 2004 and 2003, respectively, represent funds held in pledge accounts at a bank until certain loan collateral pool requirements are met. These requirements relating to the December 31, 2003 funds were met in 2004 and the restricted cash of $23.1 million was released accordingly and was used to pay down debt. In addition, restricted investments of $3.4 million at December 31, 2003, represented certificates of deposit used to guarantee lease performance; this $3.4 million of restricted cash was released in 2004. The Company maintains cash balances with investment grade financial institutions which the Company believes will mitigate the risk of loss for amounts on deposit in excess of federally insured limits.

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

Notes receivable—Notes receivable are carried at the principal balance, less estimated uncollectible amounts totaling $1.8 million at December 31, 2004 and 2003. Interest is recognized as earned; however, the Company discontinues accruing interest when collection is considered doubtful. The Company uses the effective interest method for notes with stepped interest rates or when loan origination fees are received. Notes are generally collateralized by real property or a financing agreement.

Financial instruments—The historical cost basis of the Company’s notes receivable is representative of fair value based on a comparison to year-end interest rates for receivables of comparable risks and maturities. Variable rate debt has carrying values which approximate estimated fair value while fixed rate mortgage loans have an estimated aggregate fair value of $1.13 billion and remaining principal of $1.08 billion based on a comparison to year-end interest rates for debt with similar terms and remaining maturities. The carrying amounts of the Company’s cash and cash equivalents, restricted cash and investments, accounts receivables, accounts payables, and accrued expenses approximate fair value due to the short term maturities of these assets and liabilities.

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income per share—Income from continuing and discontinued operations per share of common stock applicable to common stockholders is computed by dividing respective income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

	Year Ended December 31,
	2004			2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$146,840	103,064	$1.42	$228,279	99,941	$2.28	$85,176	97,642	$0.87

Effect of dilutive securities: stock options	—	1,456		—	2,230		—	2,476

Income from continuing operations assuming dilution	$146,840	104,520	$1.40	$228,279	102,171	$2.23	$85,176	100,118	$0.85

Gain from discontinued operations	$24,958	103,064	$0.25	$6,520	99,941	$0.07	$15,480	97,642	$0.16

Effect of dilutive securities: stock options	—	1,456		—	2,230		—	2,476

Gain from discontinued operations assuming dilution	$24,958	104,520	$0.24	$6,520	102,171	$0.07	$15,480	100,118	$0.16

Net income	$171,798	103,064	$1.67	$234,799	99,941	$2.35	$100,656	97,642	$1.03

Effect of dilutive securities: stock options	—	1,456		—	2,230		—	2,476

Net income assuming dilution	$171,798	104,520	$1.64	$234,799	102,171	$2.30	$100,656	100,118	$1.01

At December 31, 2003, 1,098,127 shares of restricted stock and restricted stock units were not included in the computation of diluted income per share because the fair market value at date of grant was greater than the average annual market price of the Company’s common stock. There were no shares excluded at December 31, 2004.

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

Accounting for stock-based compensation

At December 31, 2004, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options when granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Subsequently, as a result of a stock option exchange offer related to the REIT conversion, whereby unvested options became subject to variable accounting, compensation expense of $3.0 million and $2.0 million was recognized for the years

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2004 and 2003, respectively (see Notes 11 and 18). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 11, for further data regarding Black-Scholes and the Company’s option plans).

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except income per share data)
Net income, as reported	$171,798	$234,799	$100,656
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects in 2003	3,014	1,209	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2003 and 2002	(1,229)	(3,747)	(5,330)

Pro forma net income	$173,583	$232,261	$95,326

Earnings per share:
Basic—as reported	$1.67	$2.35	$1.03

Basic—pro forma	$1.68	$2.32	$0.98

Diluted—as reported	$1.64	$2.30	$1.01

Diluted—pro forma	$1.66	$2.27	$0.95

During 2004, two performance-based executive award plans were established under the Company’s 2003 Performance Award Plan: the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). The awards granted are non-voting units of measurement (“Performance Units”) each of which is deemed to represent one share of the Company’s common stock. Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of the Company’s common stock. Dividend equivalents are credited to participants’ accounts as additional Performance Units. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. TIP awards vest no sooner than December 31, 2004 if at least 50% of defined performance targets have been achieved and certain time vesting requirements are met as to certain participants, and are payable in the Company’s common stock. LTIP awards vest at December 31, 2006 if the Company’s total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. Awards under the LTIP are payable 50% in the Company’s common stock and 50% in cash (see Note 11).

The Company expenses dividends paid on unvested restricted stock, restricted stock units, Director Restricted Stock Units, and Director Stock Units (see Note 11).

New accounting standards

In December 2004, the FASB issued Statement of Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods or services. This statement is effective as of the beginning of the first interim or annual reporting that begins after June 15, 2005. The Company will adopt SFAS 123R in the time frame required and it is anticipated that the Company will elect the modified prospective application transition method without restatement of prior interim periods. The initial adoption of FAS 123R will not have a significant effect on the financial position, results of operations, or cash flow of the Company.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Mortgage and Other Debt

Mortgage and other debt consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Fixed rate mortgage loans, interest at 5.96% to 9.50%, due at various dates through April 12, 2016(a)	$1,084,259	$1,051,004
Floating rate mortgage loans, interest variable (3.81% to 4.53% at December 31, 2004), due at various dates through August 1, 2006(b)	114,689	139,223
Construction loan, interest variable (4.22% at December 31, 2004), due on October 20, 2005(c)	30,000	54,220
Revolving credit facility, interest variable (4.29% at December 31, 2004), due on September 17, 2006(d)	148,000	50,000
Land acquisition and development loan, interest at 2.82%, due at various dates through November 30, 2008(e)	100	11,637
Assessment district bonds, interest at 2.09% to 8.70%, due at various dates through September 1, 2033(f)	63,210	63,802
Other loans, interest at 7.0%, due at various dates through September 15, 2006	270	8,168

Mortgage and other debt	1,440,528	1,378,054
Liabilities of assets held for sale:
Floating rate mortgage loans	—	2,071

Total mortgage and other debt	$1,440,528	$1,380,125

(a)	The fixed rate mortgage loans consist of the following: a $340.4 million loan bearing interest at 6.01% (6.69% effective rate considering financing costs), with a 30-year amortization schedule and maturing in November 2008; a $74.0 million loan bearing interest at 5.96% (6.39% effective rate considering financing costs) with a 25-year amortization schedule and maturing in November 2008; a $254.6 million loan bearing interest of 7.05% (7.17% effective rate considering financing costs) with a 30-year amortization schedule and maturity in April 2012; a $192.3 million loan bearing interest at 7.25% (7.28% effective rate considering financing costs), with a 30-year amortization schedule and maturing in April 2016; a $136.6 million loan bearing interest at 6.65% (6.72% effective rate considering financing costs), maturing on various dates from October 2006 through July 2007; $70.3 million of loans bearing interest at 7.29% (7.44% effective rate considering financing costs), maturing on various dates from January 2008 through May 2010; and $16.1 million of other loans bearing interest at 8.13% to 9.5%, maturing on various dates from October 2006 through March 2009.

During 2004, the Company closed a $75.0 million fixed rate mortgage loan bearing interest at 5.96% (6.39% effective rate considering financing costs) with a 25-year amortization schedule and maturity in November 2008.

These fixed rate mortgage loans are collateralized by certain of the Company’s operating properties and by an assignment of rents generated by the underlying properties. These loans have penalties if paid prior to maturity.

(b)	The Company’s floating rate mortgage loans are collateralized by operating properties and by an assignment of rents generated by the underlying properties.

(c)	In 2004, the Company’s $50.0 million variable rate construction loan matured. The Company exercised its option to extend $30.0 million for one year and repaid $20.0 million with funds from the revolving credit facility. The entire loan was repaid in January 2005.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s construction loan is used to finance development projects and is collateralized by the related land and improvements.

(d)	During 2003, the Company closed a senior revolving credit facility in the aggregate principal amount of $200 million, of which $148 million was drawn at December 31, 2004. The facility matures in September 2006, unless extended an additional year at the Company’s election. The current interest rate is set at the Eurodollar rate (one month LIBOR) plus 2.0%. The Company has the right during the initial term of the facility to increase the facility amount up to an aggregate principal amount of $300 million. The Company may prepay the facility in whole or in part, at any time without penalty.

(e)	Land acquisition and development loans are used to acquire land and/or finance related development and are collateralized by the related land.

(f)	The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit the Company’s properties. Debt service on these bonds is either collateralized by certain of the Company’s properties or by letters of credit (see Note 15).

Three of the Company’s credit agreements, totaling $270.5 million, have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $452.8 million, all terms as defined in those agreements. As of or for the period ending December 31, 2004, the actual results were 1.87 to 1; 0.55 to 1; 0.38 to 1; and $743.6 million, respectively. Outstanding borrowings under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. At December 31, 2004, the Company had unused availability of $40.7 million under the line. The Company’s performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event the Company was to breach any of these covenants and was unable to negotiate satisfactory waivers or amendments, the Company’s lenders in these credit facilities could declare amounts outstanding due and payable.

The Company’s revolving credit facility includes a covenant restricting dividends, subject to certain exceptions, in any fiscal year to the greater of (i) 95% of Funds From Operations or (ii) such amount necessary for the REIT Guarantor to qualify as a REIT under the Internal Revenue Code. For the period ending December 31, 2004, the Company’s total dividend distributions were $157.8 million as compared to the maximum amount permitted under the covenant of $211.3 million.

The maturities of mortgage and other debt outstanding as of December 31, 2004 are summarized as follows (in thousands):

2005	$142,429
2006	332,671
2007	27,792
2008	430,381
2009	37,579
Thereafter	469,676

$1,440,528

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest costs relating to mortgage and other debt are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Total interest incurred	$86,728	$84,177	$85,156
Interest capitalized	(20,558)	(22,025)	(24,380)

Interest expensed	66,170	62,152	60,776
Less discontinued operations	(635)	(1,757)	(2,619)

Interest expense from continuing operations	$65,535	$60,395	$58,157

Total interest incurred includes $4.9 million, $4.9 million, and $6.0 million of amortization of deferred loan fees and other related costs for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 4.    Income Taxes

The Company was restructured to operate as a REIT effective January 1, 2004. In general, a corporation that elects REIT status and distributes at least 90% of its taxable income to its stockholders and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to federal income taxation to the extent it distributes its taxable income. The Company began operating so as to qualify as a REIT beginning January 1, 2004, and paid at least 90% of REIT taxable income to stockholders in 2004. Based on these considerations, the Company believes that it will not be liable for taxes (except with respect to the items discussed below) and, in 2003, reversed approximately $232 million of deferred tax liabilities.

In 2003, as part of restructuring operations to enable the Company to qualify as a REIT, subsidiaries were created (subject to certain size limitations) that qualify as TRS and will be subject to federal and state income taxes. Accordingly, the Company will still be liable for federal and state taxes with respect to income earned in the TRS. As a result of this future tax liability, certain assets of the TRS carry temporary differences between book and tax amounts that are reflected as net deferred tax liabilities at the TRS and in the Consolidated Balance Sheet. Also, a majority of the Company’s assets owned as of December 31, 2003, which were transferred into the REIT, had values in excess of tax basis (“built-in-gain”) of approximately $1.7 billion. Under the REIT rules, the Company is liable for the tax on this built-in-gain if it is realized in a taxable transaction (as for example by sale of the asset) before January 1, 2014. The Company believes that it will pay taxes on built-in-gains on the Company’s assets subject to purchase options in the event the Company cannot effectuate a tax-free exchange. As a result of this future tax liability, the temporary differences between book and tax amounts for these assets will continue to be reflected as net deferred tax liabilities in the Consolidated Balance Sheet. In addition, the Company’s 1999 and later federal and state tax returns are still open with certain returns currently under audit, which may result in additional taxes with respect to these prior years. In 2003, the Company has provided for a current tax liability, currently totaling approximately $124 million, related to certain transactions under audit where it has taken a tax benefit, but the tax impact is uncertain. Lastly, the Company expects that once certain tasks are completed, certain of the Company’s assets not currently in the TRS will later be contributed to the TRS and carry temporary differences between book and tax amounts which is currently recorded as current tax liabilities but will result in deferred tax liabilities upon contribution.

To initially qualify as a REIT, among other things, the Company distributed all of the accumulated earnings and profits (“E&P”) to the Company’s stockholders in one or more taxable dividends. In order to meet the required distribution of accumulated E&P, the Company made a distribution of $128 million in cash and 10.7

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million shares of Catellus stock valued at $252 million in the fourth quarter of 2003. The amount of the distributions was based, in part, upon the estimated amount of accumulated E&P at year-end 2003. Although the Company believes that the distributions were sufficient to eliminate all of its accumulated E&P, to the extent that adjustments to prior years’ taxable income results in higher cumulative E&P, the Company will make an additional taxable distribution (in the form of cash and/or securities) at that time.

Income tax (expense) benefit for year ended December 31, 2004 was generated at both the REIT level and the TRS. The TRS income before income taxes was $88.3 million with an effective overall rate of 37.22%. The Company has accrued $2.4 million state taxes at the REIT level to reflect expected state tax liability resulting from projected taxable income in California in excess of federal taxable income that is not distributed to stockholders and therefore taxed in the REIT and $0.6 million of the taxes for other adjustments in the REIT.

Income tax (expense) benefit on consolidated income from continuing operations is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current	$(57,363)	$(201,351)	$(31,346)
Deferred	21,518	246,855	(21,385)

Total	$(35,845)	$45,504	$(52,731)

The income tax benefit (expense) reflected in the Consolidated Statement of Operations differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes and discontinued operations as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Federal income tax expense at statutory rate	$(73,704)	$(63,961)	$(49,011)
Increase (decrease) in taxes resulting from:
REIT level federal tax—dividends paid deduction	42,897	—	—
State income taxes, net of federal impact	(7,371)	(9,324)	(6,659)
REIT conversion	—	118,896	—
Property donation at fair value	—	—	2,960
Other	2,333	(107)	(21)

	$(35,845)	$45,504	$(52,731)

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Significant components of the Company’s net deferred tax liability are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax liabilities:
Real Estate	$41,688	$44,304
Investments in Joint Ventures	5	12,408
Other	470	—

	42,163	56,712

Deferred tax assets:
Deferred revenue	2,588	—
Stock compensation	3,056	—
Other	400	—

	6,044	—

Net deferred tax liability	$36,119	$56,712

Certain net deferred tax liabilities have been eliminated (as the Company is no longer liable for certain taxes as a REIT), reclassified to other current liabilities, or paid as current taxes in 2003. Included in liabilities reclassified to current tax accrual are those associated with assets likely to be contributed to the TRS, items for which the Company had previously claimed a tax deduction for non-routine transactions but the tax impact is not certain, and taxable transactions in 2003 that had previously been recorded for book purposes in prior years. With regard to items where the tax impact is uncertain, the Company expects such uncertainties to be resolved upon completion of specific audits currently under way. A permanent income tax benefit of $0.3 million, $21.3 million, and $1.3 million for the years ended December 31, 2004, 2003, and 2002, respectively, associated with the exercise of stock options is credited directly to paid-in capital on the accompanying Consolidated Statements of Stockholders’ Equity.

Note 5.    Joint Venture Investments

The Company has investments in a variety of unconsolidated real estate joint ventures that are involved in both operating properties and development of various other projects.

The Company’s unconsolidated joint ventures include the following at December 31, 2004, which are accounted for under the equity method except for East Baybridge Partners, L.P. which is under the cost method:

Operating Properties	Ownership Percentage	Development Projects	Ownership Percentage
Hotel		Residential
International Rivercenter(a)	25%	Talega Village, LLC(e)	50%
New Orleans Rivercenter(b)	42%	Serrano Associates, LLC(f)	50%
Pacific Market Investment Company(c)	50%	Parkway Company, LLC(g)	50%
Office		East Baybridge Partners, L.P.(h)	0.14%
Torrance Investment Company(d)	67%	Commercial
		SAMS Venture, LLC(i)	50%
		Bergstrom Partners, L.P.(j)	50%

(a)	International Rivercenter owns the 1,600-room New Orleans Hilton Hotel on and adjacent to the Lower Poydras Wharf in New Orleans, Louisiana.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	New Orleans Rivercenter owns a 75% undivided interest in an 8.5-acre parcel of land, which primarily provides parking for the New Orleans Hilton Hotel.
(c)	Pacific Market Investment Company owns and operates a 337-room Embassy Suites Hotel in San Diego, California.
(d)	Torrance Investment Company owns two office buildings totaling 202,000 square feet on 14 acres of land in Torrance, California.
(e)	Talega Village, LLC developed age-restricted residential units in Orange County, California. At December 31, 2004, it had no remaining inventory and has substantially wound up operations.
(f)	Serrano Associates, LLC acquired and is developing a 3,500-acre master-planned community near Sacramento, California. At December 31, 2004, it had an inventory of 1,024 available lots.
(g)	Parkway Company, LLC develops a master-planned residential community located in Folsom, California. At December 31, 2004, it had an inventory of 188 multi-unit home lots.
(h)	East Baybridge Partners, L.P. developed and operates a 220-unit multifamily mixed-income rental housing project in Emeryville, California. This partnership is accounted for under the cost method.
(i)	SAMS Venture, LLC is developing a new facility for the United States Air Force, and sells or develops for sale, other mixed use parcels in El Segundo, California.
(j)	Bergstrom Partners, L.P. develops for sale 624 acres of mixed-use land in Austin, Texas, of which 416 acres were remaining at December 31, 2004.

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

In December 2003, the Company sold its investment interest in Talega Associates, LLC and recorded as “Sales revenue” $47.4 million with a net sales gain of $41.9 million on the Consolidated Statement of Operations in 2003.

In January 2004, the Company sold its investment interest in Colorado International Center to an entity whose principal was a former Company employee, for the Company’s capital investment balance of $0.3 million.

In November 2004, the Company sold its investment interest in Bayport Alameda Associates, LLC and recorded as “Sales revenue” $49.8 million with a net sales gain of $14.4 million on the Consolidated Statement of Operations.

In December 2004, the Company sold its investment interest in Third & King Investors, LLC and recorded a net sales loss of $5.6 million in the Consolidated Statement of Operations. The loss was attributed to additional insurance costs, interest expense and additional construction expenditures which resulted from a delay in the closing of the sale.

The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 2004, these guarantees totaled $0.5 million. In some cases, other parties have jointly and severally guaranteed these obligations, which are also collateralized by the related properties.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined balance sheets and statements of operations of these unconsolidated joint ventures, along with the Company’s proportionate share, are summarized as follows:

	Combined December 31,		Proportionate Share December 31,
	2004	2003	2004	2003
	(In thousands)
Assets:
Operating properties:
Property	$136,402	$144,072	$43,751	$45,980
Other	15,692	18,579	5,565	5,823
Development projects:
Property	60,895	315,752	29,627	101,643
Other	7,696	28,677	3,848	7,753

Total	$220,685	$507,080	$82,791	$161,199

Liabilities and venturers’ equity:
Operating properties:
Notes payable	$201,099	$204,306	$65,359	$66,451
Other	17,183	18,135	5,141	5,228
Development projects:
Notes payable	11,195	129,873	5,597	40,671
Other	28,053	39,257	14,026	14,258

Total liabilities	257,530	391,571	90,123	126,608

Venturers’ equity/(deficit):
Operating properties	(66,188)	(59,790)	(21,184)	(19,876)
Development projects	29,343	175,299	13,852	54,467

	(36,845)	115,509	(7,332)	34,591

Total liabilities and venturers’ equity	$220,685	$507,080	$82,791	$161,199

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has contributed appreciated property to certain of its joint venture investments. Although the properties are recorded by the venture at fair value on the date of contribution, the related gains have been deferred in the Company’s financial statements and will be recognized when the properties are sold by the joint ventures.

	Combined			Proportionate Share
	Year Ended December 31,
	2004	2003	2002	2004	2003	2002
	(In thousands)
Revenue:
Operating properties	$143,872	$137,290	$136,217	$45,039	$41,261	$40,792
Development projects	39,752	209,181	282,100	17,230	72,256	124,434

	183,624	346,471	418,317	62,269	113,517	165,226

Expenses:
Operating properties	123,009	113,736	107,284	38,907	34,363	32,515
Development projects	3,875	111,266	207,765	1,786	39,407	95,202

	126,884	225,002	315,049	40,693	73,770	127,717

Net earnings before income tax	$56,740	$121,469	$103,268	$21,576	$39,747	$37,509

Note 6.    Property

Book value by property type consists of the following:

	December 31,
	2004	2003
	(In thousands)
Rental properties:
Industrial buildings	$1,278,227	$1,202,788
Office buildings(1)	383,763	386,438
Retail buildings	105,066	99,198
Ground leases and other	178,007	169,127
Investment in operating joint ventures	(21,184)	(19,876)

	1,923,879	1,837,675

Developable properties:
Commercial(1)	173,305	165,199
Residential	—	59,914
Urban	80,959	263,385
Investment in development joint ventures	13,852	54,467

	268,116	542,965

Work-in-process:
Commercial	97,624	75,458
Urban	8,380	12,759

	106,004	88,217

Furniture, fixtures and equipment	17,584	28,434
Other	706	724

Gross book value	2,316,289	2,498,015
Accumulated depreciation	(490,409)	(446,872)

Net book value	$1,825,880	$2,051,143

(1)	Impairment charges of $4.3 million and $6.7 million were recognized in “Other expenses–Other” in 2004 and 2003, respectively, thus reducing the developable land basis by $1.4 million and $6.7 million in 2004 and 2003, respectively, and office buildings by $2.9 million in 2004.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Other Financial Statement Captions

Other Assets and Deferred Charges, Net

The Company’s other assets and deferred charges consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Deferred lease commissions, net	$41,549	$42,796
Straight-line rent	38,395	33,096
Consolidated bond district assets	32,232	—
Cash surrender value of life insurance	20,290	18,643
Tax increment financing assets	18,118	17,426
Deferred financing fees, net	16,639	22,293
Prepaid expenses	15,847	22,351
Reimbursable construction costs	13,761	113,703
Deferred cost of sales	10,587	15,630
Prepaid income taxes	10,338	—
Funds held in escrow accounts	2,711	311
Receivables from unconsolidated joint ventures	1,898	2,827
Employee loans	1,049	1,052
Deferred cost of acquisitions	63	589
Other	1,455	1,595

	$224,932	$292,312

Consolidated bond district assets represent amount of proceeds of bond issuance by assessment districts where operating boards the Company controls (see Note 15).

Reimbursable construction costs represent costs the Company has incurred on behalf of municipal bond districts for public infrastructure improvements at two development projects.

Amortization of lease commissions was $8.3 million, $8.4 million, and $7.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. Accumulated amortization of deferred lease commissions totaled $36.8 million and $31.7 million at December 31, 2004 and 2003, respectively. Amortization of financing fees was $4.9 million, $4.9 million, and $6.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. Accumulated amortization of deferred financing fees totaled $27.2 million and $23.1 million at December 31, 2004 and 2003, respectively.

In 2001, the Company entered into a tax increment financing agreement with a municipality and shares a portion of the increased property tax to be generated by one of its residential development projects. The estimated value to the Company of the incremental tax revenue at December 31, 2004, was $18.1 million and this amount is anticipated to be collected, with interest, over the next 35 years.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Dividends	$74,507	$27,725
Salaries, bonuses and deferred compensation	44,991	43,974
Accrued construction costs	44,592	43,752
Property taxes	20,143	23,123
Interest	6,860	6,504
Insurance	1,141	—
Income taxes	—	3,546
Other	9,004	8,412

	$201,238	$157,036

Deferred Credits and Other Liabilities

The Company’s deferred credits and other liabilities consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Tax accrual	$123,578	$128,358
Rent deposits	106,971	107,502
Deferred revenue	31,944	36,918
Security deposits	8,618	7,260
Environmental and legal reserves	2,397	2,877
Sales deposits	7,914	1,183
Unearned income	957	1,117
Construction deposit	488	1,298
Refundable property taxes	403	1,950
Other	3,510	3,067

	$286,780	$291,530

The tax accrual is more fully described in Note 4. Rent deposits includes $93.2 million and $96.3 million of prepaid ground lease rent from a major tenant at December 31, 2004 and 2003, respectively, and is being amortized over the lease term of 34 years until 2035. The environmental and legal reserves are more fully described in Note 15. Deferred revenue represents cash or notes received by the Company in connection with property sales transactions, which do not meet the criteria for full profit recognition.

Note 8.    Leases

The Company, as lessor, has entered into non-cancelable operating leases expiring at various dates through 2103. Rental revenue under these leases totaled $300.8 million in 2004, $291.8 million in 2003, and $261.3 million in 2002. Included in this revenue are rentals contingent on lessees’ operations of $2.8 million in 2004,

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.1 million in 2003, and $2.4 million in 2002. Future minimum rental revenue under existing non-cancelable operating leases as of December 31, 2004, is summarized as follows (in thousands):

2005	$195,114
2006	171,903
2007	153,119
2008	137,549
2009	112,747
Thereafter	866,864

$1,637,296

The book value of the Company’s properties under operating leases or held for rent is summarized as follows:

	December 31,
	2004	2003
	(In thousands)
Buildings	$1,767,056	$1,688,424
Ground leases	178,007	169,127

	1,945,063	1,857,551
Less accumulated depreciation	(468,958)	(418,455)

	$1,476,105	$1,439,096

The Company, as lessee, has entered into non-cancelable operating leases expiring at various dates through 2023. Rental expense under these leases totaled $2.7 million in 2004, $2.8 million in 2003, and $2.9 million in 2002. Future minimum lease payments as of December 31, 2004, are summarized as follows (in thousands):

2005	$2,037
2006	411
2007	53
2008	15
2009	15
Thereafter	195

$2,726

Note 9.    Other Income and Expenses

Other income—Other is summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Lease termination fees	$1,463	$1,106	$8,304
Forfeited deposits and refunds	1,327	1,362	—
All other	963	1,271	892

	$3,753	$3,739	$9,196

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other expenses—Other is summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Land holding costs	$(5,173)	$163	$(805)
Impairments	(4,299)	(6,696)	—
Abandoned project costs	—	(1,459)	(1,127)
Legal reserve	—	—	900
Finder’s fees	—	(55)	(499)
All other	(1,064)	(1,190)	(490)

	$(10,536)	$(9,237)	$(2,021)

Note 10.    Non-Strategic Asset Sales

The Company’s sales of non-strategic assets are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Sales	$17,107	$27,112	$8,373
Cost of sales	(99)	(4,162)	(1,109)

Gain	$17,008	$22,950	$7,264

Note 11.    Employee Benefit and Stock-Based Compensation Plans

The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary profit sharing contributions by the Company. Total expense for the Company under this plan was $0.9 million in 2004, $1.0 million in 2003, and $1.2 million in 2002.

The Company has various plans through which employees may purchase or receive common stock of the Company, and through which non-employee directors may purchase or receive common stock of the Company.

The Company has six stock-based compensation plans under which the Board of Directors authorized certain committees of the Board to grant options to purchase stock, restricted stock or restricted stock units (“RSUs”), or other stock-based awards, representing, in the aggregate, 16,500,000 shares of the Company’s common stock. The six plans are the 1991 Stock Option Plan, the Amended and Restated Executive Stock Option Plan, the 1995 Stock Option Plan, the Amended and Restated 1996 Performance Award Plan, the 2000 Performance Award Plan (the “2000 Plan”), and the 2003 Performance Award Plan (the “2003 Plan”). Currently, awards of options, restricted stock, RSUs and other stock-based awards may only be made under the 2003 Plan, which authorizes the issuance of a total of 2 million shares of which 1.1 million shares are available at December 31, 2004.

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to May 4, 2004, each non-employee director was automatically granted an option, immediately following each annual meeting of stockholders, to purchase 5,000 shares of common stock. The exercise price of each automatic stock option is the closing stock price on the date of grant. Each automatic stock option has a ten-year term and becomes exercisable in four equal installments on each of the first four anniversaries of the date of grant. However, under the terms of the Company’s 2003 Plan, the Board may award to each non-employee director restricted stock, which may be in addition to or in lieu of the annual option grant.

Under an amendment to the Company’s 2003 Plan, beginning May 4, 2004, non-employee directors began receiving an annual automatic grant of Director Restricted Stock Units in place of annual automatic grants of options. No further option awards will be made to non-employee directors under the 2003 Plan, unless the Board of Directors determines otherwise. The annual automatic grants of Director Restricted Stock Units occur immediately following each annual meeting of stockholders. The number of Director Restricted Stock Units subject to each annual automatic award is determined by dividing $50,000 (established as the grant date award value) by the closing price of the Company’s common stock on the grant date. Director Restricted Stock Units vest in three equal annual installments on the first three anniversaries of the date of grant. During 2004, the Company granted to non-employee directors an aggregate of 17,696 Director Restricted Stock Units with a fair market value of $0.4 million as of the grant date.

In addition, each non-employee director may elect irrevocably to defer any retainers or fees and receive Director Stock Units instead. If a director makes such an election, his or her Director Stock Units will be distributed to him or her in the form of an equal number of shares of common stock in a single lump sum or in up to five substantially equal installments, beginning on either January 1 of the year immediately following the director’s termination of service, or January 1 of another year selected by the director provided that such year is not less than three years after the year in which the compensation being deferred is earned. The number of Director Stock Units to be credited to a director is calculated by dividing the deferred compensation by 90% of the fair market value of the common stock on the date of credit. When the Company pays dividends, dividend equivalents are credited to the director’s already vested Director Stock Units in the form of additional Director Stock Units. The number of additional Director Stock Units is calculated by (i) multiplying the dividend equivalent amount per unit by the number of already vested Director Stock Units and (ii) dividing the resulting amount by 90% of the closing price of our common stock on the dividend payment date.

The Company granted restricted stock or RSU awards to certain employees in October and November 2003, and July and December 2004 under the 2003 Plan. In October 2003, in connection with the REIT conversion, the Company offered employees the right to exchange certain unvested stock options for restricted stock or, in some cases, RSUs. Those employees who elected to accept the exchange offer received restricted stock or RSU awards in November 2003 under the 2000 Plan. For those eligible option shares not exchanged, a stock option modification was deemed to have occurred, therefore triggering variable accounting which resulted in a $6.6 million charge to be amortized over the remaining vesting periods. Unrelated to the exchange offer, the Company granted restricted stock or RSUs to certain employees in awards in November 2003 and January 2004 under the 2000 Plan.

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expenses dividends paid on restricted stock, restricted stock units and Director Restricted Stock Units. For the year ended December 31, 2004, dividends paid were $2.1 million.

Restricted stock and RSUs typically vest in equal installments over three years. Except for the restricted stock and RSU awards that were granted in connection with the exchange offer, certain committees of the Board of Directors determine, in their discretion, the employees who receive restricted stock or RSU awards.

During 2004, the Compensation and Benefits Committee of the Company’s Board of Directors established two performance-based executive award plans under the Company’s 2003 Performance Award Plan: the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). The awards granted are non-voting units of measurement (“Performance Units”) that are deemed to represent one share of the Company’s common stock. Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of the Company’s common stock. Dividend equivalents are credited to participants’ accounts as additional Performance Units. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. TIP awards vest no sooner than December 31, 2004 if at least 50% of defined performance targets have been achieved and certain time vesting requirements are met as to certain participants and are payable in the Company’s common stock. LTIP awards vest at December 31, 2006 if the Company’s total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. Awards under the LTIP are payable 50% in the Company’s common stock and 50% in cash.

At December 31, 2004, 363,082 Performance Units, representing the aggregate number initially awarded under both plans plus an additional 15,184 Performance Units from dividend equivalents on previously existing Performance Units, have been credited to participants’ accounts, subject to the performance and time vesting requirements discussed in the preceding paragraph. As required by APB 25, the Company has recognized $6.8 million as compensation expense during the year ended December 31, 2004, with the corresponding liability recorded in “Accounts payable and accrued expenses” in the Consolidated Balance Sheet. For purposes of recognizing compensation expense, TIP performance is based on the Company’s current estimate of the timing for achieving performance targets, and LTIP performance is measured on the basis of actual results as of December 31, 2004. The Company estimates that as of December 31, 2004, 92.1% of the TIP performance targets have been achieved and that the LTIP performance target will be met. However, for purposes of vesting under the TIP, if at least 50% but less than 100% of any defined performance target were met as of December 31, 2004, the Compensation and Benefits Committee would only be able to certify the achievement of 50% of such target as of December 31, 2004. In February 2005, the Compensation and Benefits Committee certified the achievement of the defined performance targets to an extent which resulted in the performance vesting of 75% of all TIP Performance Units, subject to the time vesting requirements as to certain participants, as discussed in the preceding paragraph.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 23”) requires use of option valuation models that were developed for use in valuing publicly traded stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized unless there is a subsequent modification (see Note 2 for a discussion of the Company’s planned adoption of SFAS 123R).

Pro forma information regarding net income and income per share as required by Statement 123 is presented in Note 2 and has been determined as if the Company had accounted for its employee stock options under the fair

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value method. The weighted-average fair value of options granted during 2003 and 2002 was $5.65 and $5.01, respectively. There were no options granted in 2004. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 2.85% and 3.47%; zero percent dividend yields; volatility factors of the expected market price of the Company’s common stock of 19.59% and 22.5%; and a weighted-average expected life of the options of five years.

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

A summary of the Company’s stock option activity, and related information is as follows (2002 has been restated as a result of the stock dividend and exchange offer program (see Note 18):

	Year Ended December 31,
	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(In thousands, except exercise price information)
Outstanding—beginning of year	1,564	$13.26	8,594	$13.28	8,848	$13.16
Granted	—	$—	70	$20.33	577	$16.97
Exercised	(522)	$12.74	(4,851)	$12.08	(605)	$14.41
Expired	—	$—	(404)	$15.28	(106)	$14.42
Forfeited	(78)	$15.00	(1,845)	$16.28	(120)	$15.38

Outstanding—end of year	964	$13.31	1,564	$13.26	8,594	$13.28

Exercisable at end of year	774	$12.65	927	$12.14	5,256	$12.28

Exercise prices for options outstanding as of December 31, 2004, ranged from $6.53 to $20.75. The weighted-average remaining contractual life of those options is 5.4 years. Summary of options outstanding and exercisable at December 31, 2004 is as follows:

	Options Outstanding		Weighted-Average Remaining Contractual Life	Options Exercisable
Options	Actual Range of Exercise Prices	Weighted-Average Exercise Price		Number Exercisable	Weighted-Average Exercise Price
(In thousands)				(In thousands)
22	$ 6.53-$11.07	$8.20	.9	22	$8.20
565	$11.08-$13.84	$11.59	5.2	541	$11.60
257	$13.85-$16.61	$14.83	5.3	158	$14.79
120	$16.62-$20.75	$19.08	7.0	53	$18.85

964	$ 6.53-$20.75	$13.31	5.4	774	$12.65

Note 12.    Capital Stock

The Company has authorized the issuance of 150 million shares of $.01 par value common stock. The Company has reserved 16,500,000 shares of common stock pursuant to various stock-based compensation programs.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From October 1999 through December 2001, the Company repurchased 23.6 million shares of the Company’s common stock at a cost of $401.1 million. The Company’s repurchases were reflected as treasury stock at cost and were presented as a reduction to consolidated stockholders’ equity. In December 2003, in connection with the Company’s restructuring to qualify as a REIT (see Notes 1 and 18), the Company retired its 23.6 million shares of treasury stock as a reduction to paid-in capital. The Company has no treasury stock at December 31, 2004.

In 2003 and 2004, the Company cumulatively granted restricted stock and restricted stock units representing 1,571,356 shares (see Note 11), with a fair market value of $37.3 million and, generally, a three-year vesting period. At December 31, 2004, there were 1,402,930 shares represented by the restricted stock, restricted stock units, and Director Restricted Stock Units outstanding with an unearned book value of $23.0 million.

Cash dividends of $0.27 per common share for the fourth quarter 2003 and the first, second, and third quarter of 2004 were paid on January 15, 2004, April 15, 2004, July 15, 2004, and October 15, 2004, respectively.

On December 1, 2004, the Company’s Board declared a regular cash dividend for the quarter ending December 31, 2004, of $0.27 per share of common stock, or $27.9 million, and a special dividend of $0.45 per share of common stock, or $46.5 million, that were paid on January 18, 2005, to stockholders of record at the close of business on December 28, 2004.

On December 8, 2003, the Company announced results of the stockholders’ elections regarding the special earnings and profits (“E&P”) dividend, a one-time distribution of our accumulated E&P that was part of our conversion to a real estate investment trust effective January 1, 2004. The E&P per share distribution, declared by the Board and announced on October 8, 2003, at $3.83 per share, was paid on December 18, 2003, to stockholders of record at the close of business November 4, 2003. Through December 1, 2003, stockholders had the opportunity to elect how they preferred to receive their dividend—all stock, all cash, or a combination of 20 percent cash and 80 percent stock. As a result of the elections, the total stock portion of the E&P distribution was 10.66 million shares. The number of shares of stock distributed was calculated based on the average closing price of the Company’s stock from December 2, 2003, through December 8, 2003, which was $23.612. The total cash portion of the E&P distribution was $100.3 million.

The four 2004 quarterly distributions of $0.27 per share of Common Stock each quarter, totaling $1.08 per share of Common Stock were 100% taxable in 2004. Additionally, a portion of the $0.45 per share special dividend paid in January 2005—equal to $0.417625 per share—is taxable in 2004, bringing the total taxable distributions for 2004 federal income tax purposes to $1.497625 per share of Common Stock.

The taxable portion of the distributions is classified for income tax purposes as follows: 51.360321% is classified as Ordinary Taxable Dividend; and 48.639679% is eligible for treatment as “qualified dividend income”.

The Company made two distributions in 2003, a third quarter distribution and a special E&P distribution. The third quarter distribution of $0.30 per share paid on November 25, 2003, to common stockholders of record on November 4, 2003, is 100% taxable as a 2003 qualified ordinary dividend. The special E&P distribution consisting of cash and/or Catellus stock paid on December 18, 2003, to common stockholders of record on November 4, 2003, is 76.18696% taxable as a 2003 qualified ordinary dividend. The remaining 23.81304% of the special E&P dividend is considered return of capital. The fair market value of the stock portion of the special E&P dividend on December 18, 2003, was $23.83 per share.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fourth quarter 2003 distribution to stockholders of record as of December 29, 2003, paid on January 15, 2004, is considered a 2004 distribution for income tax purposes.

On February 16, 2005, the Company’s Board declared a regular cash dividend for the quarter ending March 31, 2005, of $0.27 per share of common stock payable on April 15, 2005, to stockholders of record at the close of business on March 29, 2005.

Note 13.    Segment Reporting

The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business between long-term operations and those which the Company intends to transition out of over time and before the adjustments for discontinued operations. The Company has two reportable segments: Core Segment, and Urban, Residential and Other Segment (“URO”). Core Segment includes (1) the management and leasing of the Company’s rental portfolio, (2) commercial development activities, which focuses primarily on acquiring and developing suburban commercial business parks for the Company’s own rental portfolio and selling land and/or buildings that the Company has developed to users and other parties, and (3) select land development opportunities that may not always be industrial, especially projects that may not require significant capital investment on the Company’s part, where the Company can utilize its land development skills. URO includes the remaining residential projects, urban development activities and desert land sales, which the Company intends to transition out of over time, and REIT transition costs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Inter-segment gains and losses are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by reportable segment is as follows:

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
2004
Revenue
Rental revenue	$308,296	$—	$308,296	$(3,966)	$304,330
Sales revenue	99,068	469,457	568,525	(64,067)	504,458
Management, development and other fees	3,168	2,538	5,706	—	5,706

	410,532	471,995	882,527	(68,033)	814,494

Costs and expenses
Property operating costs	(85,707)	—	(85,707)	1,450	(84,257)
Cost of sales	(57,576)	(383,809)	(441,385)	39,443	(401,942)
Selling, general and administrative expenses	(30,460)	(23,977)	(54,437)	—	(54,437)
Depreciation and amortization	(74,501)	(885)	(75,386)	1,517	(73,869)

	(248,244)	(408,671)	(656,915)	42,410	(614,505)

Operating income	162,288	63,324	225,612	(25,623)	199,989

Other income
Equity in earnings of operating joint ventures, net	6,132	—	6,132	—	6,132
Equity in earnings of development joint ventures, net	196	15,248	15,444	—	15,444
Gain on non-strategic asset sales	—	17,008	17,008	—	17,008
Interest income	10,339	6,511	16,850	—	16,850
Other	3,111	649	3,760	(7)	3,753

	19,778	39,416	59,194	(7)	59,187

Other expenses
Interest expense	(66,170)	—	(66,170)	635	(65,535)
REIT transition costs	—	(420)	(420)	—	(420)
Other	(6,219)	(4,354)	(10,573)	37	(10,536)

	(72,389)	(4,774)	(77,163)	672	(76,491)

Income before income taxes and discontinued operations	109,677	97,966	207,643	(24,958)	182,685
Income taxes	(4,545)	(31,300)	(35,845)	—	(35,845)

Income from continuing operations	105,132	66,666	171,798	(24,958)	146,840

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	24,624	24,624
Income from discontinued operations	—	—	—	334	334

Net gain from discontinued operations	—	—	—	24,958	24,958

Net income	$105,132	$66,666	$171,798	$—	$171,798

Investments in equity method subsidiaries	$(18,411)	$11,079	$(7,332)	$—	$(7,332)

Segment assets	$2,558,700	$149,644	$2,708,344	$—	$2,708,344

Capital expenditures for segment assets	$205,265	$89,545	$294,810	$—	$294,810

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
2003
Revenue
Rental revenue	$298,733	$—	$298,733	$(6,415)	$292,318
Sales revenue	86,980	155,006	241,986	(37,715)	204,271
Management, development and other fees	5,731	5,398	11,129	—	11,129

	391,444	160,404	551,848	(44,130)	507,718

Costs and expenses
Property operating costs	(86,592)	—	(86,592)	2,112	(84,480)
Cost of sales	(68,841)	(71,627)	(140,468)	27,500	(112,968)
Selling, general and administrative expenses	(32,241)	(23,506)	(55,747)	—	(55,747)
Depreciation and amortization	(69,662)	(827)	(70,489)	1,905	(68,584)

	(257,336)	(95,960)	(353,296)	31,517	(321,779)

Operating income	134,108	64,444	198,552	(12,613)	185,939

Other income
Equity in earnings of operating joint ventures, net	6,898	—	6,898	—	6,898
Equity in earnings of development joint ventures, net	(107)	32,956	32,849	—	32,849
Gain on non-strategic asset sales	—	22,950	22,950	—	22,950
Interest income	3,396	3,903	7,299	(5)	7,294
Other	3,052	692	3,744	(5)	3,739

	13,239	60,501	73,740	(10)	73,730

Other expenses
Interest expense	(62,152)	—	(62,152)	1,757	(60,395)
REIT transition costs	—	(7,262)	(7,262)	—	(7,262)
Other	(9,328)	91	(9,237)	—	(9,237)

	(71,480)	(7,171)	(78,651)	1,757	(76,894)

Income before income taxes and discontinued operations	75,867	117,774	193,641	(10,866)	182,775
Income taxes	88,268	(47,110)	41,158	4,346	45,504

Income from continuing operations	164,135	70,664	234,799	(6,520)	228,279

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	6,129	6,129
Income from discontinued operations	—	—	—	391	391

Net gain from discontinued operations	—	—	—	6,520	6,520

Net income	$164,135	$70,664	$234,799	$—	$234,799

Investments in equity method subsidiaries	$(18,147)	$52,738	$34,591	$—	$34,591

Segment assets	$2,104,706	$490,603	$2,595,309	$—	$2,595,309

Capital expenditures for segment assets	$242,696	$96,179	$338,875	$—	$338,875

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
2002
Revenue
Rental revenue	$267,807	$—	$267,807	$(10,218)	$257,589
Sales revenue	91,007	78,750	169,757	(30,153)	139,604
Management, development and other fees	3,015	4,073	7,088	—	7,088

	361,829	82,823	444,652	(40,371)	404,281

Costs and expenses
Property operating costs	(71,929)	—	(71,929)	2,158	(69,771)
Cost of sales	(55,649)	(41,913)	(97,562)	7,901	(89,661)
Selling, general and administrative expenses	(26,253)	(17,442)	(43,695)	—	(43,695)
Depreciation and amortization	(61,932)	(1,507)	(63,439)	2,636	(60,803)

	(215,763)	(60,862)	(276,625)	12,695	(263,930)

Operating income	146,066	21,961	168,027	(27,676)	140,351

Other income
Equity in earnings of operating joint ventures, net	8,277	—	8,277	—	8,277
Equity in earnings of development joint ventures, net	—	29,232	29,232	—	29,232
Gain on non-strategic asset sales	—	7,264	7,264	—	7,264
Interest income	3,920	5,951	9,871	—	9,871
Other	8,945	251	9,196	—	9,196

	21,142	42,698	63,840	—	63,840

Other expenses
Interest expense	(60,776)	—	(60,776)	2,619	(58,157)
Other	(1,813)	(210)	(2,023)	2	(2,021)

	(62,589)	(210)	(62,799)	2,621	(60,178)

Income before minority interests, income taxes, and discontinued operations	104,619	64,449	169,068	(25,055)	144,013
Minority interests	(6,106)	—	(6,106)	—	(6,106)
Income taxes	(36,526)	(25,780)	(62,306)	9,575	(52,731)

Income from continuing operations	61,987	38,669	100,656	(15,480)	85,176

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	13,748	13,748
Income from discontinued operations	—	—	—	1,732	1,732

Net gain from discontinued operations	—	—	—	15,480	15,480

Net income	$61,987	$38,669	$100,656	$—	$100,656

Investments in equity method subsidiaries	$(10,359)	$57,510	$47,151	$—	$47,151

Segment assets	$2,191,609	$503,840	$2,695,449	$—	$2,695,449

Capital expenditures for segment assets	$212,007	$124,978	$336,985	$—	$336,985

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Sale of Non-Core Assets

In November 2004, the Company sold a significant portion of its remaining urban and residential development assets, with a book value of $295.9 million, to an affiliate of Farallon Capital Management, L.L.C. (“Farallon”) for $343.3 million. $7.2 million of the sales gain has been deferred until certain future requirements are met. In addition, $7.5 million of previously deferred sales gain, interest, and developer fees related to the assets sold were recognized. The purchase price consists of $68.7 million in cash and $274.6 million in debt financed by the Company that is collateralized by the assets sold. Farallon has engaged the Company to act as development manager for the assets. For the year ended December 31, 2004, the Company has earned $2.4 million in interest and $1.0 million in development and other fees.

Note 15.    Commitments and Contingencies

The Company has standby letters of credit related to various development projects, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These standby letters of credit, guarantees and capital contribution commitments as of December 31, 2004, are summarized in the following categories (in thousands):

Off-balance sheet liabilities:
Standby letters of credit	$51,812
Debt service guarantees	482
Contribution requirements	7,100

Sub-total	59,394
Liabilities included in balance sheet:
Standby letters of credit	10,836

Total	$70,230

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are to guarantee the construction of infrastructure and public improvements as a requirement of entitlement. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements. As of December 31, 2004, the Company has a total of $62.6 million in these standby letters of credit, which are scheduled to expire between January 2005 and June 2006. Of this total, $51.8 million is off-balance sheet ($46.3 million in financial letters of credit and $5.5 million in performance letters of credit). The remaining $10.8 million is related to obligations that are reflected in “Mortgage and other debt” in the Company’s Consolidated Balance Sheet and were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $51.8 million in letters of credit that are related to non-balance sheet items. When the assessment district bonds are consolidated, the full issuance proceeds amount is consolidated in “Mortgage and other debt” with a corresponding asset in “Other assets and deferred charges, net.” An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At December 31, 2004, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for one of its unconsolidated joint ventures. At December 31, 2004, based on the joint venture’s outstanding balance, these debt guarantees totaled $0.5 million and are

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

scheduled to expire between April 2005 and December 2005. Debt service guarantees are typical business arrangements commonly required of real estate developers. An example of the types of event that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At December 31, 2004, the Company has not been required to satisfy any amounts under these debt service guarantees.

The Company is required to make additional capital contributions to four of its unconsolidated joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls. The Company agreed with two unconsolidated joint ventures, Serrano Associates, LLC and SAMS Venture, LLC, to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of December 31, 2004, the Company cumulatively contributed $20.0 million to Serrano Associates, LLC as additional contributions and $2.0 million as additional contributions to SAMS Venture, LLC. The Company is also required to make additional capital contributions to another two of its unconsolidated joint ventures should additional capital contributions be necessary (see chart below). As of December 31, 2004, the Company does not expect to fund any significant capital contributions beyond the maximum capital requirements.

	Contribution Committed	Remaining Contribution Commitment
	(In thousands)
Talega Village, LLC(1)	$14,000	$4,570
Parkway Company, LLC	38,000	2,530

	$52,000	$7,100

(1)	Talega Village, LLC has substantially wound up operations and the Company does not expect to make any future capital contributions.

Generally, any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

In addition to the contingent liabilities summarized in the table above, the Company also has the following contingencies:

In connection with the sale of a significant portion of the Company’s remaining urban and residential development assets to Farallon, an affiliate of Farallon Capital Management LLC (see Note 14), the Company has agreed to finance up to $164 million on certain sales of Farallon’s assets to third parties totaling $222 million. Substantial portion of the money required to fund the $164 million financing will come from pay downs under the loans to Farallon.

As of December 31, 2004, $30.0 million of Community Facility District bonds were sold to finance public infrastructure improvements at a Company project. The Company is required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the project is insufficient. As of December 31, 2004, the Company does not expect to be required to satisfy any shortfall in annual debt service obligation for these bonds other than through its payment of normal project and special district taxes.

The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages and the substantial legal defenses available, however, management believes that none of these actions,

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2004, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $2.3 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $8.6 million of similar costs relating to the Company’s properties to be developed or sold. In addition, the Company has approximately $10.0 million in escrow for environmental work related to a land acquisition (see Note 2). The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the years ended December 31, 2004, and 2003 totaled $2.7 million and $3.2 million, respectively. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

Note 16.    Related Party Transactions

The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $3.5 million, $7.0 million, and $4.2 million, in 2004, 2003, and 2002, respectively, primarily from Bayport Alameda Associates, LLC, Third and King Investors, LLC, and SAMS Venture, LLC. Deferred fees of $0.6 million from Serrano Associates, LLC and Bergstrom Partners, L.P. at December 31, 2004, will be earned as completed projects are sold or the venture is sold or liquidated. In September 2003, the Company sold its investment interest in Traer Creek LLC. A provision in the sales agreement allowed for a discount on the purchase price of $1.0 million depending on the buyers timing of payment of the note. Thus the Company deferred a gain of $5.4 million at December 31, 2003, which was subsequently fully recognized in January 2004 upon the buyers full payment of the note. In 2004, the Company sold its investment in Bayport Alameda Associates, LLC and Third and King Investors, LLC (see Note 5).

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent and reimbursable payments of $5.0 million, $5.0 million, and

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3.7 million were received and recognized as rental income during the years ended December 31, 2004, 2003, and 2002, respectively. This joint venture investment was sold in 2004 (see Note 5). However, the ground lease was assigned to the purchaser of this joint venture and will continue under the original terms.

The Company has a $4.6 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the venture, and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $0.1 million in each of the years 2004, 2003, and 2002; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.2 million in each of the last three years and as of December 31, 2004, has recorded a $2.6 million receivable and a $1.1 million reserve associated with this lease. The venture’s current projection reflects approximately $0.2 million available funds, per year, to pay down this receivable.

In January 2004, the Company sold its 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to an entity whose principal was a former Company employee.

In June 2004, the Company sold a small parcel of land to SAMS Venture, LLC for $0.7 million, resulting in a $0.1 million gain, of which 50% was deferred.

Note 17.    Discontinued Operations

Income or loss attributed to the operations and sale of rental property sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the year ended December 31, 2004. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of rental properties occur.

Discontinued operations activities for the years ended December 31, 2004, 2003, and 2002, are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Gain from disposal of discontinued operations:
Sales revenue	$64,067	$37,715	$30,153
Cost of sales	(39,443)	(27,500)	(7,901)

	24,624	10,215	22,252
Income tax expense	—	(4,086)	(8,504)

Net gain	$24,624	$6,129	$13,748

Rental revenue	$3,966	$6,415	$10,218

Income from discontinued operations	$334	$651	$2,803
Income tax expense	—	(260)	(1,071)

Net gain from discontinued operations	$334	$391	$1,732

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset and liability balances of rental properties under contract to be sold at December 31, 2004 and 2003, consist of the following:

	December 31,
	2004	2003
	(In thousands)
Assets
Properties	$10,949	$5,806
Accumulated depreciation	(894)	(3,589)

Net	10,055	2,217
Other assets	281	135

Total assets	10,336	2,352

Liabilities
Mortgage and other debt	—	(2,071)
Payables	(27)	(108)
Other liabilities	(61)	(117)

Total liabilities	(88)	(2,296)

Net assets	$10,248	$56

Note 18.    REIT Conversion

On January 5, 2004, the Company announced that it had completed the restructuring of its operations to qualify as a REIT and began operating as a REIT as of January 1, 2004. The REIT conversion had the following effects on the financial statements as of or for the years ended December 31, 2004 and 2003:

•	a one-time distribution of pre-REIT accumulated earnings and profits (“E&P”) of $3.83 per share of common stock, or $352 million, was paid on December 18, 2003, to stockholders of record at the close of business on November 4, 2003. The special E&P dividend was payable in the form of cash, shares of Catellus common stock, or a combination of both at the election of each stockholder with certain cash and ownership limitations, including a limitation of $100 million on the total cash portion of the distribution. As a result of the elections, 10.7 million shares of common stock were distributed based on an average price of $23.612 per share and $100.3 million in cash was distributed;

•	a third quarter 2003 dividend of $0.30 per share of common stock was paid on November 25, 2003, to stockholders of record at the close of business on November 4, 2003, which was prior to the E&P distribution. Cash dividends of $0.27 per common share for the fourth quarter 2003 and the first, second, and third quarters of 2004 were paid on January 15, 2004, April 15, 2004, July 15, 2004, and October 15, 2004, respectively. On December 1, 2004, the Company’s Board declared a regular cash dividend for the quarter ending December 31, 2004, of $0.27 per share of common stock, or $27.9 million, and a special dividend of $0.45 per share of common stock, or $46.5 million that were paid on January 18, 2005, to stockholders of record at the close of business on December 28, 2004. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control;

•	conversion and related restructuring costs of $0.4 million and $7.3 million were paid to third parties for the years ended December 31, 2004 and 2003, respectively;

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	one-time costs associated with the stock option exchange offer approximated $32 million, which includes the costs for the restricted stock and restricted stock units of $25.6 million (such cost will be amortized over three years until December 31, 2006), and compensation expenses of $6.6 million as a result of the required variable accounting treatment for the remaining outstanding options upon the expiration of the exchange offer program on October 29, 2003, (such expense will be amortized over the remaining vesting period of the options from November 2003). Amortization costs, for the years ended December 31, 2004 and 2003 associated with the 2003 stock option exchange offer, which includes the costs for the restricted stock and restricted stock units, was $8.8 million and $1.1 million, respectively, and compensation expenses of $3.0 million and $0.7 million, respectively, were recognized as a result of the required variable accounting treatment for options; and

•	certain deferred tax liabilities associated with assets in the REIT were reversed in the fourth quarter 2003 through income and resulted in a one-time increase in income of $118.9 million.

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

	Year Ended December 31,
	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenues
Rental revenue	$75,968	$76,687	$76,405	$75,270	$72,465	$72,824	$73,989	$73,040
Sales revenue	37,691	7,299	39,487	419,981	8,010	24,900	45,515	125,846
Management, development and other fees	1,699	758	394	2,855	2,084	4,863	2,954	1,228
Costs and expenses
Property operating costs	(20,889)	(20,069)	(21,497)	(21,802)	(18,996)	(19,626)	(22,625)	(23,233)
Cost of sales	(23,090)	(4,874)	(23,144)	(350,834)	(2,972)	(20,281)	(27,171)	(62,544)
Selling, general and administrative expenses	(12,951)	(12,611)	(13,619)	(15,256)	(9,891)	(10,167)	(15,365)	(20,324)
Depreciation and amortization	(17,642)	(18,810)	(20,218)	(17,199)	(16,124)	(17,283)	(17,629)	(17,548)
Other income (expenses)
Equity in earnings of operating joint ventures, net	2,414	2,379	(802)	2,141	2,523	2,136	540	1,699
Equity in earnings of development joint ventures, net	1,227	3,391	1,204	9,622	3,854	5,427	7,553	16,015
Gain on non-strategic asset sales	61	16,380	—	567	5,879	1,478	928	14,665
Interest expense	(15,503)	(16,495)	(15,763)	(17,774)	(16,353)	(16,725)	(15,526)	(11,791)
Income from continuing operations	30,490	34,443	18,158	63,749	20,394	17,369	21,129	169,387
Net income	$32,091	$35,334	$29,813	$74,560	$23,411	$19,254	$20,949	$171,185

Income per share from continuing operations—basic	$0.30	$0.33	$0.18	$0.62	$0.21	$0.18	$0.21	$1.65

Income per share from continuing operations—assuming dilution	$0.29	$0.33	$0.17	$0.61	$0.20	$0.17	$0.21	$1.63

Net income per common share—basic	$0.31	$0.34	$0.29	$0.72	$0.24	$0.20	$0.21	$1.67

Net income per common share—assuming dilution	$0.31	$0.34	$0.29	$0.71	$0.23	$0.19	$0.20	$1.65

CATELLUS DEVELOPMENT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2004

(In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Year
Year ended December 31, 2002
Allowance for doubtful accounts receivable	$1,431	$338		$—	$(185	)(1)	$1,584
Allowance for doubtful notes receivable	1,820	—		—	—		1,820
Reserve for environmental and legal costs	4,878	(416	)(3)	—	(441	)(2)	4,021
Year ended December 31, 2003
Allowance for doubtful accounts receivable	1,584	—		—	(105	)(1)	1,479
Allowance for doubtful notes receivable	1,820	—		—	—		1,820
Reserve for environmental and legal costs	4,021	(500	)(3)	—	(644	)(2)	2,877
Year ended December 31, 2004
Allowance for doubtful accounts receivable	$1,479	$636		$—	$(297	)(1)	$1,818
Allowance for doubtful notes receivable	1,820	—		—	—		1,820
Reserve for environmental and legal costs	2,877	(419	)(3)	—	(61	)(2)	2,397

Notes:

(1)	Balances written off as uncollectible.
(2)	Environmental and legal costs incurred.
(3)	Reduction in estimate.

CATELLUS DEVELOPMENT CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in thousands)

Description		Initial Cost to Catellus		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(1)(2)(3)			Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
	Encumbrances	Land	Buildings & Improvements	Improvements	Carrying Costs	Land	Buildings & Improvements	Total
Rental properties(5)	$1,252,522	$200,127	$159,594	$1,413,513	$171,829	$200,127	$1,744,936	$1,945,063	$468,958	N/A	Various	(4)
Developable properties(5)	40,006	144,448	1,021	85,074	129,725	144,448	215,820	360,268	5,690	N/A	Various	(4)
Other(5)	—	6	—	700	—	6	700	706	700	N/A	Various	(4)

Total	$1,292,528	$344,581	$160,615	$1,499,287	$301,554	$344,581	$1,961,456	$2,306,037	$475,348

(1)	The aggregate cost for federal income tax purpose is approximately $1,700,000.
(2)	See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.
(3)	Excludes investments in joint ventures and furniture and equipment.
(4)	Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.
(5)	No individual property exceeds five percent of the total.

CATELLUS DEVELOPMENT CORPORATION

ATTACHMENT A TO SCHEDULE III

RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD

WITH TOTAL AT END OF PERIOD

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Balance at January 1	$2,434,991	$2,362,834	$2,183,960

Additions during period:
Acquisitions	41,981	95,893	32,326
Improvements	246,796	157,786	235,739
Reclassification from other accounts	27,437	4,232	13,999

Total additions	316,214	257,911	282,064

Deductions during period:
Cost of real estate sold	434,313	159,736	100,064
Other:
Reclassification to assets held for sale, personal property and other accounts	10,855	26,018	3,126

Total deductions	445,168	185,754	103,190

Balance at December 31	$2,306,037	$2,434,991	$2,362,834

RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION

AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Balance at January 1	$430,914	$378,196	$335,741

Additions during period:
Charged to expense	65,575	59,019	52,603

Deductions during period:
Cost of real estate sold	23,244	4,245	9,244
Other	(2,103)	2,056	904

Total deductions	21,141	6,301	10,148

Balance at December 31	$475,348	$430,914	$378,196

CATELLUS DEVELOPMENT CORPORATION

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

(Dollars in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)(3)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgage
FOCIL—MB, LLC, WB, LLC, and SFD, LLC	12.00%	12/1/2010	Quarterly—Varying Amounts	n/a	$234,806	$226,620	(4)	$—
FOCIL—BP, LLC	12.00%	12/1/2010	Quarterly—Varying Amounts	n/a	39,834	34,134	(5)	—
Talega Associates, LLC	Prime + 3%	5/18/2005	Monthly—Varying Amounts	n/a	35,563	31,204		—
104th Avenue Investment Partners	8.50%	8/31/2007	Quarterly—Varying Amounts	n/a	21,247	14,117		—
Citymark Oceanside, LLC	Prime + 2%	12/1/2009	Quarterly—Varying Amounts	n/a	10,000	10,000		—
Other mortgage loans less than 3% of total	6.00-9.00%	various	various	n/a	13,260	8,989	(6)	—

Total					$354,710	$325,064		$—

(1)	The aggregate cost for federal income tax purpose is equivalent to the total carrying amount of the mortgage loans.
(2)	See Attachment A to Schedule IV for reconciliation of beginning of period total to total at close of period.
(3)	Excludes non-mortgage loans of approximately $4.7 million.
(4)	Includes approximately $1.5 million of outstanding interest.
(5)	Includes approximately $0.2 million of outstanding interest.
(6)	Includes $1.8 million reserve for doubtful notes receivable.

CATELLUS DEVELOPMENT CORPORATION

ATTACHMENT A TO SCHEDULE IV

RECONCILIATION OF MORTGAGE LOANS AT BEGINNING OF PERIOD WITH TOTAL

AT END OF PERIOD

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of period	$113,673	$38,848	$67,273

Additions during period:
New mortgage loans	290,164	123,320	45,051
Other—Interest	1,706	—	—

Total additions	291,870	123,320	45,051

Deductions during period:
Collections of principal	80,479	48,495	73,476
Other	—	—	—

Total deductions	80,479	48,495	73,476

Balance at close of period	$325,064	$113,673	$38,848

C ATELLUS DEVELOPMENT CORPORATION

INDEX TO EXHIBITS

Exhibit Number
3.1	Restated Certificate of Incorporation of Catellus SubCo, Inc., a Delaware corporation (now known as Catellus Development Corporation) (“Catellus”) effective December 1, 2003. (Incorporated by reference to Exhibit 3.1 to Catellus’ Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).)

3.2	Amendment to Restated Certificate of Incorporation of Catellus, effective December 1, 2003. (Incorporated by reference to Exhibit 3.2 to the 2003 Form 10-K.)

3.3	Second Amended and Restated Bylaws of Catellus, effective May 4, 2004. (Incorporated by reference to Exhibit 3.1 to Catellus’ Form 10-Q for the quarter ended March 31, 2004 (the “2004 First Quarter 10-Q”).)

4.1	Form of common stock certificate of Catellus. (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Form S-4 of Catellus filed with the SEC on July 28, 2003.)

10.1	Amended and Restated Agreement of Limited Partnership of Catellus Operating Limited Partnership (“COLP”), dated as of December 1, 2003, by and between Catellus, as the general partner of COLP, a Delaware limited partnership, and Catellus REIT, LLC, a Delaware limited liability company, as the limited partner. (Incorporated by reference to Exhibit 10.1 to the 2003 Form 10-K.)

10.2	Amended and Restated Loan Agreement, dated as of March 8, 2004, by and among Catellus Finance 1, L.L.C., a Delaware limited liability company, LaSalle Bank National Association, f/k/a LaSalle National Bank, as trustee for the registered Holders of Prudential Mortgage Capital Company I, LLC, Commercial Mortgage Pass-Through Certificates, Series 1998-1, each of the certificate holders comprising all of the holders of Certificates as defined in that certain Trust and Servicing Agreement, dated as of November 11, 1998, The Prudential Insurance Company of America, a New Jersey corporation, and The Prudential Insurance Company of America, as Servicer, Prudential Asset Resources, Inc., as Subservicer under the Trust and Servicing Agreement. (Incorporated by reference to Exhibit 10.1 to the 2004 First Quarter 10-Q.)

10.3	Loan Agreement (Pool A), dated as of March 28, 2002, originally by and between the predecessor Catellus Development Corporation (“Old Catellus”), which merged into COLP on December 1, 2003, and Teachers Insurance and Annuity Association of America (“Teachers”). (Incorporated by reference to Exhibit 10.6 to Old Catellus’ Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).)

10.4	First Amendment to Loan Agreement (Pool A), dated July 23, 2002, originally by and between Old Catellus and Teachers. (Incorporated by reference to Exhibit 10.7 to the 2002 Form 10-K.)

10.5	Second Amendment to Loan Agreement (Pool A), dated November 15, 2002, originally by and between Old Catellus and Teachers. (Incorporated by reference to Exhibit 10.8 to the 2002 Form 10-K.)

10.6	Loan Agreement (Pool B), dated as of March 28, 2002, originally by and between Old Catellus and Teachers. (Incorporated by reference to Exhibit 10.9 to the 2002 Form 10-K.)

10.7	First Amendment to Loan Agreement (Pool B), dated July 23, 2002, originally by and between Old Catellus and Teachers. (Incorporated by reference to Exhibit 10.10 to the 2002 Form 10-K.)

10.8	Second Amendment to Loan Agreement (Pool B), dated November 15, 2002, originally by and between Old Catellus and Teachers. (Incorporated by reference to Exhibit 10.11 to the 2002 Form 10-K.)

Exhibit Number
10.9	Consent letter agreement between COLP and Teachers, dated September 21, 2004, pursuant to which Deeds of Trust securing all existing loans originally made by Teachers to Old Catellus, which were assumed by COLP, were modified to allow the transfer of COLP partnership interests, subject to certain terms and conditions. (Incorporated by reference to Exhibit 10.2 to Catellus’ Form 10-Q for the quarter ended September 30, 2004 (the “2004 Third Quarter 10-Q”).)

10.10	Credit Agreement (“Credit Agreement”), entered into as of September 15, 2003, among Catellus, Catellus Land and Development Corporation, a Delaware corporation (“Catellus Land”), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Fleet National Bank, as Syndication Agent, Bank One, N.A., as Documentation Agent, Wells Fargo Bank, National Association, as Managing Agent, and Union Bank of California, N.A., as Managing Agent. (Incorporated by reference to Exhibit 10.3 to Old Catellus’ Form 10-Q for the quarter ended September 30, 2003.)

10.11	Illustrative form of First Amendment to Promissory Note, Deed of Trust [Mortgage], Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement, and Assignment of Leases and Rents, dated as of March 12, 2004, by and among COLP or, in one case, SF Pacific Properties, LLC (an indirect subsidiary of the Company), as borrower, First American Title Insurance Company, as trustee, and for the benefit of Teachers, as lender. The eleven First Amendments modified certain existing loans from Teachers to Old Catellus to, among other things, cross-collateralize and cross-default the loans specified in Exhibit B to the First Amendments. (Incorporated by reference to Exhibit 10.1 to Catellus’ Form 10-Q for the Quarter ended June 30, 2004 (the “2004 Second Quarter 10-Q”).)

10.12	Illustrative form of First Amendment to Deed of Trust [Mortgage], Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement (“Deed of Trust”) and to Assignment of Leases and Rents (“Assignment”), dated September 22, 2004, by and among COLP, as successor by merger to Old Catellus, which was the original borrower, Catellus as pledgor, and Commonwealth Land Title Company, as trustee, for the benefit of Teachers, as lender. Five such First Amendments were executed to modify certain existing loans originally made by Teachers to Old Catellus, which were assumed by COLP. The modifications include Teachers’ consent to the transfer of certain properties by COLP to Catellus, as well as Catellus’ acknowledgment that such properties remain subject to the Deeds of Trust and the Assignments. (Incorporated by reference to Exhibit 10.1 to the 2004 Third Quarter 10-Q.)

10.13	Restated Tax Allocation and Indemnity Agreement, dated December 29, 1989, originally by and among Old Catellus and certain of its subsidiaries and Santa Fe Pacific Corporation. (Incorporated by reference to the exhibits to Old Catellus’ Form 10.)

10.14	Purchase Agreement by and between Catellus Land, COLP, Catellus Residential Group, Inc., Catellus Finance Company, LLC (“Catellus Finance”), and Mission Bay S26(a), LLC, each a seller and a subsidiary of Catellus, and FOCIL Holdings, LLC (“FOCIL”), the buyer and an affiliate of Farallon Capital Management, L.L.C., dated as of November 22, 2004, pursuant to which said Catellus subsidiaries sold a significant portion of Catellus’ then remaining urban and residential development assets (the “Assets”). (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.)

10.15	Development Agreement by and between Catellus Urban Construction, Inc. and Catellus Commercial Development Corporation (“Catellus Commercial”), each a subsidiary of Catellus, and FOCIL and certain of its affiliated entities (collectively the “FOCIL Entities”), dated as of November 22, 2004, pursuant to which the FOCIL Entities have engaged said Catellus subsidiaries to act as development manager for the Assets. (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.)

Exhibit Number
10.16	Loan Agreement by and between Catellus Finance and a certain FOCIL Entity, dated as of November 22, 2004, to fund a portion of the purchase price for the Assets.

10.17	Loan Agreement by and between CF Capital, LLC, a subsidiary of Catellus, and certain FOCIL Entities, dated as of November 22, 2004, to fund a portion of the purchase price for the Assets.

EXECUTIVE COMPENSATION PLANS OR ARRANGEMENTS (Exhibits 10.18–10. 46)

10.18	The Amended and Restated Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to Old Catellus’ Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).)

10.19	Amendment to Amended and Restated Executive Stock Option Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.6 to Old Catellus’ Form 10-Q for the quarter ended September 30, 2001 (the “2001 Third Quarter 10-Q”).)

10.20	The Amended and Restated 1996 Performance Award Plan. (Incorporated by reference to Exhibit 10.14 to Old Catellus’ Form 10-Q for the quarter ended March 31, 1999.)

10.21	Amendment to Amended and Restated 1996 Performance Award Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.7 to the 2001 Third Quarter 10-Q.)

10.22	2000 Performance Award Plan (Restated to Incorporate Amendments through July 31, 2003). (Incorporated by reference to Annex F to Old Catellus’ proxy statement filed with the SEC on Form 424B3 on August 15, 2003.)

10.23	Amended and Restated 2003 Performance Award Plan, incorporating amendments through May 5, 2004. (Incorporated by reference to Exhibit 10.2 to the 2004 Second Quarter 10-Q.)

10.24	Form of First Amendment to Restricted Stock Unit Award Agreement, dated as of March 3, 2005, used to amend Award Agreements of holders of restricted stock units who elected to revoke deferral elections with respect to that portion of each restricted stock unit award that was subject to Internal Revenue Code Section 409A (relating to deferred compensation) adopted in October 2004.

10.25	Form of Restricted Stock Award Agreement, executed on March 3, 2005, effective as of February 16, 2005 (the award date), between Catellus and each of Ted R. Antenucci, C. William Hosler, and Vanessa L. Washington, each an executive officer of Catellus.

10.26	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.21 to the 1997 10-K.)

10.27	First Amendment to Deferred Compensation Plan, effective as of January 1, 2002. (Incorporated by reference to Exhibit 10.8B to Old Catellus’ Form 10-Q for the quarter ended March 31, 2002.)

10.28	Second Amendment to Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Old Catellus’ Form 10-Q for the quarter ended June 30, 2002.)

10.29	Amendment 2005-1 to Deferred Compensation Plan. (Incorporated by reference to the Form 8-K of Catellus filed with SEC on February 22, 2005.)

10.30	Description of Transition Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the 2004 First Quarter 10-Q.)

10.31	Description of Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the 2004 First Quarter 10-Q.)

10.32	Form of Long-Term Incentive Plan Performance Unit Award Agreement, dated March 3, 2005, between Catellus and each of Ted R. Antenucci, C. William Hosler and Vanessa L. Washington, each an executive officer of Catellus.

10.33	Third Amended and Restated Employment Agreement between Catellus and Nelson C. Rising, dated as of December 24, 2001. (Incorporated by reference to Exhibit 10.10 to Old Catellus’ Form 10-K for the year ended December 31, 2001.)

Exhibit Number
10.34	Amendment Number 1 to Third Amended and Restated Employment Agreement, effective as of January 1, 2004, regarding Nelson C. Rising’s employment with Catellus and Catellus Commercial, an indirect subsidiary of Catellus. (Incorporated by reference to Exhibit 10.3 to the 2004 Second Quarter 10-Q.)

10.35	Amendment Number 2 to Third Amended and Restated Employment Agreement between Nelson C. Rising and Catellus, COLP and Catellus Commercial, effective as of December 1, 2004.

10.36	Amended Memorandum of Understanding regarding employment between Catellus and Timothy J. Beaudin, dated December 30, 2003. (Incorporated by reference to Exhibit 10.26 to the 2003 Form 10-K.)

10.37	Amendment No. 1 to Amended Memorandum of Understanding regarding employment of Timothy J. Beaudin, dated January 14, 2005.

10.38	Amended and Restated Memorandum of Understanding, dated March 26, 2004, regarding C. William Hosler’s employment with Catellus Commercial. (Incorporated by reference to Exhibit 10.5 to the 2004 Second Quarter 10-Q.)

10.39	Amendment No. 1 to Amended and Restated Memorandum of Understanding regarding employment of C. William Hosler, dated February 16, 2005.

10.40	Amended and Restated Memorandum of Understanding, dated March 26, 2004, regarding Vanessa L. Washington’s employment with Catellus Commercial. (Incorporated by reference to Exhibit 10.6 to the 2004 Second Quarter 10-Q.)

10.41	Amendment No. 1 to Amended and Restated Memorandum of Understanding regarding employment of Vanessa L. Washington, dated February 16, 2005.

10.42	Amended and Restated Memorandum of Understanding, dated March 26, 2004, regarding Ted Antenucci’s employment with Catellus Commercial. (Incorporated by reference to Exhibit 10.4 to the 2004 Second Quarter 10-Q.)

10.43	Amendment No. 1 to Amended and Restated Memorandum of Understanding regarding employment of Ted Antenucci, dated February 16, 2005.

10.44	Guaranty of Memorandum of Understanding by Catellus in favor of Ted Antenucci, dated August 22, 2002. (Incorporated by reference to Exhibit 10.33 to Old Catellus’ Form 10-Q for the quarter ended June 30, 2003.)

10.45	Form of Indemnity Agreement between Catellus and certain of its officers. (Incorporated by reference to Exhibit 10.33 to the 2003 Form 10-K.)

10.46	Form of Indemnity Agreement between Catellus and its directors. (Incorporated by reference to Exhibit 10.34 to the 2003 Form 10-K.)

21	Schedule of Subsidiaries and Joint Ventures of Catellus.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney. Included on the signature page of this Annual Report on Form 10-K of Catellus.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-4