Form 10-Q
period 2005-03-31
CATELLUS DEVELOPMENT CORP
filed 2005-05-06
CIK 1228862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal quarter ended March 31, 2005

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

As of May 2, 2005 there were 103,883,347 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Properties	$2,370,210	$2,316,289
Less accumulated depreciation	(507,639)	(490,409)

	1,862,571	1,825,880
Other assets and deferred charges, net	215,727	224,932
Notes receivable, less allowance	296,150	329,758
Accounts receivable, less allowance	30,720	35,800
Assets held for sale	—	10,336
Restricted cash and investments	12,867	29,569
Cash and cash equivalents	54,138	252,069

Total	$2,472,173	$2,708,344

Liabilities and stockholders’ equity
Mortgage and other debt	$1,255,104	$1,440,528
Accounts payable and accrued expenses	125,392	201,238
Deferred credits and other liabilities	299,431	286,780
Liabilities associated with assets held for sale	—	88
Deferred income taxes	37,896	36,119

Total liabilities	1,717,823	1,964,753

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.01 par value, 105,027 and 104,720 shares issued, and 103,875 and 103,317 shares outstanding at March 31, 2005 and December 31, 2004, respectively	1,050	1,047
Paid-in capital	515,787	509,407
Unearned value of restricted stock and restricted stock unit grants (1,152 and 1,403 shares at March 31, 2005 and December 31, 2004, respectively)	(24,018)	(23,049)
Accumulated earnings	261,531	256,186

Total stockholders’ equity	754,350	743,591

Total	$2,472,173	$2,708,344

See notes to Condensed Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenues
Rental revenue	$78,357	$76,037
Sales revenue	33,144	37,691
Management, development and other fees	7,544	1,699

	119,045	115,427

Costs and expenses
Property operating costs	(22,256)	(20,966)
Cost of sales	(22,898)	(23,090)
Selling, general and administrative expenses	(12,290)	(12,951)
Depreciation and amortization	(18,691)	(17,716)

	(76,135)	(74,723)

Operating income	42,910	40,704

Other income
Equity in earnings of operating joint ventures, net	2,833	2,414
Equity in earnings of development joint ventures, net	5,086	1,227
Gain on non-strategic asset sales	20	61
Interest income	8,895	2,777
Other	89	301

	16,923	6,780

Other expenses
Interest expense	(17,573)	(15,503)
REIT transition costs	—	(212)
Other	(1,498)	(430)

	(19,071)	(16,145)

Income before income taxes and discontinued operations	40,762	31,339
Income tax expense	(8,148)	(931)

Income from continuing operations	32,614	30,408

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	736	1,616
(Loss) income from discontinued operations	(32)	67

Net gain from discontinued operations	704	1,683

Net income	$33,318	$32,091

Income per share from continuing operations
Basic	$0.31	$0.30

Assuming dilution	$0.31	$0.29

Income per share from discontinued operations
Basic	$0.01	$0.01

Assuming dilution	$0.01	$0.02
Net income per share
Basic	$0.32	$0.31

Assuming dilution	$0.32	$0.31

Average number of common shares outstanding—basic	103,750	102,844

Average number of common shares outstanding—diluted	105,301	104,031

Dividends declared per share	$0.27	$0.27

See notes to Condensed Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$33,318	$32,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,691	17,716
Deferred income tax (benefit) provision	1,777	(4,099)
Deferred gain recognized	(58)	(7,990)
Amortization of deferred loan fees and other costs	1,409	1,372
Equity in earnings of joint ventures	(7,919)	(3,641)
Gain on sales of investment property	(489)	(1,616)
Operating distributions from joint ventures	1,857	4,399
Cost of development property and non-strategic assets sold	22,912	43,216
Capital expenditures for development property	(17,438)	(19,299)
Other, net	1,686	2,159
Change in notes receivable	33,608	15,772
Change in deferred credits and other liabilities	13,845	19,263
Change in other operating assets and liabilities	(9,112)	(33,224)

Net cash provided by operating activities	94,087	66,119

Cash flows from investing activities:
Property acquisitions	(16,388)	(1,214)
Capital expenditures for investment property	(37,832)	(55,935)
Tenant improvements	(911)	(1,784)
Reimbursable construction costs	—	(3,579)
Net proceeds from sale of investment property	2,853	3,454
Contributions to joint ventures	(42)	(259)
Decrease in restricted cash and investments	16,702	35,327

Net cash used in investing activities	(35,618)	(23,990)

Cash flows from financing activities:
Borrowings	—	91,351
Repayment of borrowings	(184,247)	(110,427)
Dividends	(74,291)	(27,729)
Proceeds from issuance of common stock	2,138	3,368

Net cash used in financing activities	(256,400)	(43,437)

Net decrease in cash and cash equivalents	(197,931)	(1,308)
Cash and cash equivalents at beginning of period	252,069	45,931

Cash and cash equivalents at end of period	$54,138	$44,623

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$16,253	$14,318
Income taxes	$247	$5,357
Non-cash financing activities:
Debt forgiveness—property reconveyance/reduction	$(1,177)	$(8,862)

See notes to Condensed Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Note 2. Interim Financial Data

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data have been reclassified to conform to the current period presentation.

Partnership accounting

At March 31, 2005, the Company holds significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”. The Company’s significant variable interests are in the form of equity interests in two of its unconsolidated joint ventures and its participation in a master development agreement:

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

The Company’s maximum exposure in the current financial statements as a result of its involvement with these variable interest entities is $11.9 million as of March 31, 2005.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for stock-based compensation

At March 31, 2005, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. All options when granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As a result of a stock option exchange offer related to the REIT conversion, the Company is required to recognize compensation expense related to the outstanding grants of $(0.3) million and $1.2 million for three months ended March 31, 2005 and 2004, respectively (see Note 11). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income, as reported	$33,318	$32,091
Add: Stock-based employee compensation (credit) expense included in reported net income	(291)	1,190
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(138)	(1,995)

Pro forma net income	$32,889	$31,286

Earnings per share:
Basic—as reported	$0.32	$0.31

Basic—pro forma	$0.32	$0.30

Diluted—as reported	$0.32	$0.31

Diluted— pro forma	$0.31	$0.30

During 2004, the Compensation and Benefits Committee of the Company’s Board of Directors established two performance-based executive award plans under the Company’s 2003 Performance Award Plan: the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). Awards under the TIP and LTIP were granted in 2004. The awards granted are non-voting units of measurement (“Performance Units”) that are deemed to represent one share of the Company’s common stock. Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of the Company’s common stock. Dividend equivalents are credited to participants’ accounts as additional Performance Units. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. Subsequent awards under the LTIP were granted in 2005 with a performance period from January 1, 2005 to December 31, 2007. The earliest date TIP awards were eligible to begin vesting was December 31, 2004 if at least 50% of defined performance targets were achieved by that date and certain time vesting requirements as to certain participants were met. If any defined performance targets are not 100% achieved by December 31, 2006, the remaining unvested performance units will be forfeited. TIP awards are payable in the Company’s common stock. LTIP awards for the initial and subsequent award vest at December 31, 2006 and 2007, respectively, if the Company’s total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. LTIP awards are payable 50% in the Company’s common stock and 50% in cash.

At March 31, 2005, 322,014 Performance Units, representing the aggregate number initially awarded under both plans, less vested TIP Performance Units distributed in common stock, plus additional Performance Units from dividend equivalents on previously existing Performance Units, have been credited to participants’ accounts, subject to the vesting requirements discussed in the preceding paragraph. As required by APB 25, the Company has recognized $0.9 million and $1.3 million as compensation expense during the three months ended March 31, 2005 and 2004, respectively, with the corresponding liability recorded in “Accounts payable and accrued expenses” in the accompanying Condensed Consolidated Balance Sheet. For purposes of recognizing compensation expense, TIP performance is based on the Company’s current estimate of the timing for achieving performance targets, and LTIP performance is measured on the basis of actual results as of March 31, 2005. The Company estimates that as of March 31, 2005, 93.4% of the TIP performance targets have been achieved. Actual performance under the LTIP is not determinable until the performance periods for the initial and subsequent awards end on December 31, 2006 and 2007, respectively. Certain TIP performance targets were 100% achieved as of December 31, 2004, and therefore were eligible for 100% vesting. However, for purposes of vesting under the TIP, since at least 50% but less than 100% of the other defined performance targets were met as of December 31, 2004, the Compensation and Benefits Committee could only certify the achievement of 50% of such targets as of December 31, 2004. In February 2005, the Compensation and Benefits Committee certified the achievement of the defined performance targets to an extent which resulted in the performance vesting of 75% of all TIP Performance Units, subject to the time vesting requirements as to certain participants, as discussed in the preceding paragraph.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2005, the Company granted to certain officers an aggregate of 154,845 shares of restricted stock with a fair market value of $4.4 million as of the grant date. Shares of restricted stock are entitled to dividends.

The Company expenses dividends paid on unvested restricted stock and dividend equivalents paid on restricted stock units, Director Restricted Stock Units, and Director Stock Units. For the three months ended March 31, 2005 and 2004, such dividends and dividend equivalents paid were $0.5 million and $0.3 million, respectively.

New accounting standards

In December 2004, the FASB issued Statement of Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods or services. This statement is effective for fiscal year that begins after June 15, 2005 (as extended by the Securities and Exchange Commission). The Company will adopt SFAS 123R in the time frame required and it is anticipated that the Company will elect the modified prospective application transition method without restatement of prior interim periods. The initial adoption of SFAS 123R will not have a significant effect on the financial position, results of operations, or cash flow of the Company.

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

In 2003, as part of the restructuring activities to enable the Company to operate as a REIT, the Company created subsidiaries that qualify (subject to certain size limitations) as taxable REIT subsidiaries under the REIT rules (“TRS”), which are subject to federal and state income taxes. Accordingly, the Company will still be liable for federal and state taxes with respect to income earned in the TRS. As a result of this future tax liability, certain assets of the TRS carry temporary differences between book and tax amounts that are reflected as net deferred tax liabilities at the TRS and in the Condensed Consolidated Balance Sheet. Also, a majority of the Company’s assets owned as of December 31, 2003, which were transferred into the REIT, had values in excess of tax basis (“built-in-gain”) of approximately $1.7 billion. Under the REIT rules, the Company is liable for the tax on this built-in-gain if it is realized in a taxable transaction (as for example by sale of the asset) before January 1, 2014. The Company believes that it will pay taxes on built-in-gains on the Company’s assets subject to purchase options in the event the Company cannot effectuate a tax-free exchange. As a result of this future tax liability, the temporary differences between book and tax amounts for these assets will continue to be reflected as net deferred tax liabilities in the Condensed Consolidated Balance Sheet. In addition, the Company’s 1999 and later federal and state tax returns are still open with certain returns currently under audit, which may result in additional taxes with respect to these prior years. In 2003, the Company has provided for a current tax liability, currently totaling approximately $124 million, related to certain transactions under audit where it has taken a tax benefit, but the tax impact is uncertain. Lastly, the Company expects that once certain tasks are completed, certain of the Company’s assets not currently in the TRS will later be contributed to the TRS and carry temporary differences between book and tax amounts which will result in current tax liabilities.

To initially qualify as a REIT, among other things, the Company distributed all of its accumulated earnings and profits (“E&P”) to the Company’s stockholders in one or more taxable dividends. In order to meet the required distribution of accumulated E&P, the Company made a distribution of $128 million in cash and 10.7 million shares of Catellus common stock valued at $252 million in the fourth quarter of 2003. The amount of the distributions was based, in part, upon the estimated amount of accumulated E&P at year-end 2003. Although the Company believes that the distributions were sufficient to eliminate all of its accumulated E&P, to the extent that adjustments, if any, to prior years’ taxable income results in higher cumulative E&P, the Company will make an additional taxable distribution (in the form of cash and/or securities) at that time.

Income tax expense for the three months ended March 31, 2005 was generated at both the REIT level and the TRS. The TRS income before income taxes was $19.1 million with an effective overall rate of 41.19%. The Company has accrued $0.3 million state taxes at the REIT level to reflect expected state tax liability resulting from projected taxable income in California in excess of federal taxable income that is not distributed to stockholders and therefore taxed in the REIT. Income tax (expense) benefit for the three months ended March 31, 2004 was generated only at the TRS level. The TRS income before income taxes for the three months ended March 31, 2004 was $2.3 million with an effective overall rate of 40.08%.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax (expense) benefit on consolidated income from continuing operations is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Current	$(6,370)	$(5,030)
Deferred	(1,778)	4,099

Total	$(8,148)	$(931)

Note 3. Restricted Cash and Investments

Of the total restricted cash and investments of $12.9 million at March 31, 2005, and $29.6 million at December 31, 2004, $0.4 million and $18.9 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis. Approximately $11.8 million and $10.0 million at March 31, 2005 and December 31, 2004, respectively, represents funds in escrow for environmental work related to a land acquisition. Approximately $0.7 million at March 31, 2005 and December 31, 2004, represent funds held in pledge accounts at a bank until certain loan collateral pool requirements are met.

Note 4. Income Per Share

Income from continuing and discontinued operations per share of common stock applicable to common stockholders is computed by dividing respective income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

	Three months Ended March 31,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$32,614	103,750	$0.31	$30,408	102,844	$0.30

Effect of dilutive securities:
Stock options	—	629		—	857
Restricted stock and restricted stock units	—	686		—	326
Other compensation incentive plans	—	236		—	4

Income from continuing operations assuming dilution	$32,614	105,301	$0.31	$30,408	104,031	$0.29

Net gain from discontinued operations	$704	103,750	$0.01	$1,683	102,844	$0.01

Effect of dilutive securities:
Stock options	—	629		—	857
Restricted stock and restricted stock units	—	686		—	326
Other compensation incentive plans	—	236		—	4

Net gain from discontinued operations assuming dilution	$704	105,301	$0.01	$1,683	104,031	$0.02

Net income	$33,318	103,750	$0.32	$32,091	102,844	$0.31

Effect of dilutive securities:
Stock options	—	629		—	857
Restricted stock and restricted stock units	—	686		—	326
Other compensation incentive plans	—	236		—	4

Net income assuming dilution	$33,318	105,301	$0.32	$32,091	104,031	$0.31

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Mortgage and Other Debt

Mortgage and other debt at March 31, 2005 and December 31, 2004, are summarized as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
Fixed rate mortgage loans	$1,079,021	$1,084,259
Floating rate mortgage loans	113,922	114,689
Assessment district bonds	61,792	63,210
Construction loans	—	30,000
Revolving credit facility	—	148,000
Other loans	369	370

Mortgage and other debt	$1,255,104	$1,440,528

Due within one year	$112,196	$142,429

Interest costs relating to mortgage and other debt for the three months ended March 31, 2005 and 2004, are summarized as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Total interest incurred	$21,252	$21,574
Interest capitalized	(3,671)	(5,821)

Interest expensed	17,581	15,753
Less discontinued operations	(8)	(250)

Interest expense from continuing operations	$17,573	$15,503

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Property

Book value by property type consists of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Rental properties:
Industrial buildings	$1,281,410	$1,278,227
Office buildings	385,626	383,763
Retail buildings	133,673	105,066
Ground leases and other	204,538	178,007
Investment in operating joint ventures	(20,217)	(21,184)

	1,985,030	1,923,879

Developable properties:
Commercial	195,360	173,305
Urban	54,323	80,959
Investment in development joint ventures	19,156	13,852

	268,839	268,116

Work-in-process:
Commercial	97,990	97,624
Urban	—	8,380

	97,990	106,004

Furniture, fixtures and equipment	17,645	17,584
Other	706	706

Gross book value	2,370,210	2,316,289
Accumulated depreciation	(507,639)	(490,409)

Net book value	$1,862,571	$1,825,880

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by reportable segment is as follows:

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended March 31, 2005
Revenue
Rental revenue	$78,400	$—	$78,400	$(43)	$78,357
Sales revenue	22,316	13,714	36,030	(2,886)	33,144
Management, development and other fees	3,710	3,834	7,544	—	7,544

	104,426	17,548	121,974	(2,929)	119,045

Costs and expenses
Property operating costs	(22,300)	—	(22,300)	44	(22,256)
Cost of sales	(13,947)	(11,101)	(25,048)	2,150	(22,898)
Selling, general and administrative expenses	(9,721)	(2,569)	(12,290)	—	(12,290)
Depreciation and amortization	(18,603)	(111)	(18,714)	23	(18,691)

	(64,571)	(13,781)	(78,352)	2,217	(76,135)

Operating income	39,855	3,767	43,622	(712)	42,910

Other income
Equity in earnings of operating joint ventures, net	2,833	—	2,833	—	2,833
Equity in earnings of development joint ventures, net	1,534	3,552	5,086	—	5,086
Gain on non-strategic asset sales	—	20	20	—	20
Interest income	7,983	912	8,895	—	8,895
Other	17	72	89	—	89

	12,367	4,556	16,923	—	16,923

Other expenses
Interest expense	(17,581)	—	(17,581)	8	(17,573)
Other	(1,555)	57	(1,498)	—	(1,498)

	(19,136)	57	(19,079)	8	(19,071)

Income before income taxes and discontinued operations	33,086	8,380	41,466	(704)	40,762
Income tax expense	(3,236)	(4,912)	(8,148)	—	(8,148)

Income from continuing operations	29,850	3,468	33,318	(704)	32,614

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	736	736
Loss from discontinued operations	—	—	—	(32)	(32)

Net gain from discontinued operations	—	—	—	704	704

Net income	$29,850	$3,468	$33,318	$—	$33,318

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by reportable segment is as follows:

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended March 31, 2004
Revenue
Rental revenue	$77,165	$—	$77,165	$(1,128)	$76,037
Sales revenue	30,584	10,657	41,241	(3,550)	37,691
Management, development and other fees	984	715	1,699	—	1,699

	108,733	11,372	120,105	(4,678)	115,427

Costs and expenses
Property operating costs	(21,416)	—	(21,416)	450	(20,966)
Cost of sales	(14,856)	(10,168)	(25,024)	1,934	(23,090)
Selling, general and administrative expenses	(6,640)	(6,311)	(12,951)	—	(12,951)
Depreciation and amortization	(17,777)	(300)	(18,077)	361	(17,716)

	(60,689)	(16,779)	(77,468)	2,745	(74,723)

Operating income (loss)	48,044	(5,407)	42,637	(1,933)	40,704

Other income
Equity in earnings of operating joint ventures, net	2,414	—	2,414	—	2,414
Equity in earnings of development joint ventures, net	—	1,227	1,227	—	1,227
Gain on non-strategic asset sales	—	61	61	—	61
Interest income	2,375	402	2,777	—	2,777
Other	284	17	301	—	301

	5,073	1,707	6,780	—	6,780

Other expenses
Interest expense	(15,753)	—	(15,753)	250	(15,503)
REIT transition costs	—	(212)	(212)	—	(212)
Other	(18)	(412)	(430)	—	(430)

	(15,771)	(624)	(16,395)	250	(16,145)

Income (loss) before income taxes and discontinued operations	37,346	(4,324)	33,022	(1,683)	31,339
Income taxes	(5,332)	4,401	(931)	—	(931)

Income from continuing operations	32,014	77	32,091	(1,683)	30,408

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	1,616	1,616
Income from discontinued operations	—	—	—	67	67

Net gain from discontinued operations	—	—	—	1,683	1,683

Net income	$32,014	$77	$32,091	$—	$32,091

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Commitments and Contingencies

The Company has standby letters of credit related to various development projects, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These standby letters of credit, guarantees and capital contribution commitments as of March 31, 2005, are summarized in the following categories (in thousands):

Off-balance sheet liabilities:
Standby letters of credit	$51,952
Debt service guarantees	285
Contribution requirements	7,100

Sub-total	59,337
Liabilities included in balance sheet:
Standby letters of credit	10,836

Total	$70,173

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are to guarantee the construction of infrastructure and public improvements as a requirement of entitlement. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements. As of March 31, 2005, the Company has a total of $62.8 million in these standby letters of credit, which are scheduled to expire between August 2005 and June 2006. Of this total, $52.0 million is off-balance sheet ($46.5 million in financial letters of credit and $5.5 million in performance letters of credit). The remaining $10.8 million is related to obligations that are reflected in “Mortgage and other debt” in the Company’s Condensed Consolidated Balance Sheet and were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $52.0 million in letters of credit that are related to non-balance sheet items. When the assessment district bonds are consolidated, the full issuance proceeds amount is consolidated in “Mortgage and other debt” with a corresponding asset in “Other assets and deferred charges, net.” An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At March 31, 2005, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for one of its unconsolidated joint ventures. At March 31, 2005, based on the joint venture’s outstanding balance, these debt guarantees totaled $0.3 million and are scheduled to expire between April 2005 and December 2005. Debt service guarantees are typical business arrangements commonly required of real estate developers. An example of the types of event that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At March 31, 2005, the Company has not been required to satisfy any amounts under these debt service guarantees.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to make additional capital contributions to four of its unconsolidated joint ventures if additional capital contributions are necessary to fund development costs or operating shortfalls. The Company agreed with two unconsolidated joint ventures, Serrano Associates, LLC and SAMS Venture, LLC, to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of March 31, 2005, the Company cumulatively contributed $20.0 million to Serrano Associates, LLC as additional contributions and $2.0 million as additional contributions to SAMS Venture, LLC. The Company is also required to make additional capital contributions to another two of its unconsolidated joint ventures should additional capital contributions be necessary (see chart below). As of March 31, 2005, the Company does not expect to fund any significant capital contributions beyond the maximum capital requirements.

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

In addition to the contingent liabilities summarized in the table above, the Company also has the following contingencies:

Prior to the November 2004 sales of a significant portion of the Company’s remaining urban and residential development assets to FOCIL Holdings LLC (“FOCIL”), an affiliate of Farallon Capital Management, L.L.C. (see Note 12), the Company had already negotiated on certain land asset sales and agreed to provide acquisition financings, up to $164 million, to these third party purchasers, with a substantial portion of the money required to fund the $164 million financing coming from the paydowns under the loans to FOCIL. These land parcels were ultimately included as part of the assets sold to FOCIL. Therefore, as FOCIL eventually finalizes the sale of these land parcels, the Company will provide the financing to these third party purchasers, as previously agreed. As of March 31, 2005, the Company has financed $26.2 million on one of these sales. Subsequent to March 31, 2005, an additional sale was consummated; however, approximately $15 million of the agreed-upon acquisition financings was not required. Therefore, subsequent to the end of this quarter, the remaining agreed-upon acquisition financing is approximately $123 million.

As of March 31, 2005, $30.0 million of Community Facility District bonds were sold to finance public infrastructure improvements at a Company project. The Company is required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the project is insufficient. As of March 31, 2005, the Company does not expect to be required to satisfy any shortfall in annual debt service obligation for these bonds other than through its payment of normal project and special district taxes.

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2005, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $2.3 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $8.6 million of similar costs relating to the Company’s properties to be developed or sold. In addition, the Company has approximately $11.8 million in escrow for environmental work related to a land acquisition (see Note 3). The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the three months ended March 31, 2005, and 2004 totaled $0.1 million and $1.5 million, respectively. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

The Company owns an interest in a limited liability company of a residential project near Sacramento, California. At March 31, 2005, the book value of our investment is approximately $13.2 million and the terms of the investment require additional contributions from the members should there be insufficient operating funds (see Liquidity and Capital Resources section). The project is located in a county known to contain naturally occurring asbestos in native rock material. The EPA has conducted studies for potential risks associated with asbestos exposure from the native rock materials at various locations, including at a school site that is adjacent to the Company’s project, and the EPA has concluded that its initial exposure study raises further concerns. At this time the Company does not know if the results of the studies will have any adverse impact on the project, and the ultimate impact to its financial statements is undeterminable.

Note 9. Related Party Transactions

The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $0.2 million for the three months ended March 31, 2005, primarily from SAMS Venture, LLC. Fees earned were $0.9 million for the three months ended March 31, 2004, primarily from Third and King Investors, LLC, with the remainder primarily from SAMS Venture, LLC. Deferred fees of $0.6 million primarily from Serrano Associates, LLC and Bergstrom Partners, L.P. at March 31, 2005, will be earned as completed projects are sold or the venture is sold or liquidated. In 2004, the Company sold its investment in Third and King Investors, LLC.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent and reimbursable payments of $1.2 million were received and recognized as rental income during the three months ended March 31, 2004. This joint venture investment was sold in 2004.

The Company has a $4.5 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the joint venture and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 for each of the three-month periods ended March 31, 2005 and 2004. This lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.1 million for each of the three-month periods ended March 31, 2005 and 2004, and has recorded a $2.7 million receivable and a $1.2 million reserve associated with this lease. The venture’s current projection reflects approximately $0.2 million available funds, per year, to pay down this receivable.

In January 2004, the Company sold its 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to an entity whose principal was a former Company employee.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Discontinued Operations

In general, sales of rental property are classified as discontinued operations. Therefore, income or loss attributed to the operations and sale of rental property sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the period up to March 31, 2005. Additionally, all periods presented will likely require further reclassification in future periods as additional sales of rental properties occur.

Discontinued operations activities for the three months ended March 31, 2005 and 2004, are summarized as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Gain from disposal of discontinued operations
Sales revenue	$2,886	$3,550
Cost of sales	(2,150)	(1,934)

	736	1,616
Income tax expense	—	—

Net gain	$736	$1,616

Rental Revenue	$43	$1,128

(Loss) income from discontinued operations	$(32)	$67
Income tax expense	—	—

Net (loss) gain from discontinued operations	$(32)	$67

Asset and liability balances of rental properties under contract to be sold at December 31, 2004, consist of the following (there were no properties under contract to be sold at March 31, 2005):

December 31, 2004
(In thousands)
Assets
Properties	$10,949
Accumulated depreciation	(894)

Net	10,055
Other assets	281

Total assets	10,336

Liabilities
Mortgage and other debt	—
Payables	(27)
Other liabilities	(61)

Total liabilities	(88)

Net assets	$10,248

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. REIT Conversion

On January 5, 2004, the Company announced that it had completed the restructuring of its operations to qualify as a REIT and began operating as a REIT as of January 1, 2004. The REIT conversion had the following effects on the financial statements as of or for the three months ended March 31, 2005 and 2004:

•	on February 16, 2005, the Company’s Board declared a regular cash dividend for the quarter ended March 31, 2005, of $0.27 per share of common stock, or $28.0 million, that was paid on April 15, 2005 to stockholders of record at the close of business on March 29, 2005. In December 2004, the Company’s Board declared a regular cash dividend for the quarter ending December 31, 2004, of $0.27 per share of common stock, or $27.9 million, and a special dividend of $0.45 per share of common stock, or $46.5 million, that were paid on January 18, 2005. Cash dividends of $0.27 per common share for the fourth quarter 2003 and the first, second, and third quarters of 2004 were paid on January 15, 2004, April 15, 2004, July 15, 2004, and October 15, 2004, respectively. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control;

•	conversion and related restructuring costs of $0.2 million were paid to third parties for the three months ended March 31, 2004;

•	one-time costs associated with the stock option exchange offer approximated $32 million, which includes the costs for the restricted stock and restricted stock units of $25.6 million (such cost will be amortized over three years until December 31, 2006), and compensation expenses of $6.6 million as a result of the required variable accounting treatment for the remaining outstanding options upon the expiration of the exchange offer program on October 29, 2003 (such expense will be amortized over the remaining vesting period of the options from November 2003). Amortization costs, for the three months ended March 31, 2005 and 2004 associated with the 2003 stock option exchange offer, which includes the costs for the restricted stock and restricted stock units, were $2.4 million and $2.5 million, respectively, and compensation expenses of $(0.3) million and $1.2 million, respectively, were recognized as a result of the required variable accounting treatment for options.

Note 12. Sale of Non-Core Assets

In November 2004, the Company sold a significant portion of its remaining urban and residential development assets, with a book value of $295.9 million, to FOCIL for $343.3 million. A sales gain of $7.5 million has been deferred until certain future requirements are met. The purchase price consists of $68.7 million in cash and $274.6 million in debt financed by the Company that is collateralized by the assets sold. The financings provided to FOCIL and the additional agreed-upon financings as disclosed at Note 8 were considered in determining initial and continuing involvement for purposes of ensuring the appropriate revenue recognition method. FOCIL has engaged the Company to act as development manager for the assets. For the three months ended March 31, 2005, the Company has earned $6.7 million in interest and $6.6 million in development and other fees, and at March 31, 2005 has deferred the recognition of an additional $10.0 million of development fees until certain future requirements are met.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Catellus Development Corporation is a publicly traded real estate development company that began operating as a REIT effective January 1, 2004. We operated as a C-corporation through December 31, 2003. We focus on managing, acquiring, and developing predominantly industrial rental property in many of the country’s major distribution centers and transportation corridors. Catellus’ principal objective is sustainable, long-term growth in earnings, which we seek to achieve by applying our strategic resources: a lower-risk/higher-return rental portfolio, a focus on expanding that portfolio through development, and the deployment of our proven land development skills to select opportunities that may not always be industrial, especially projects that may not require significant capital investments on our part.

Catellus was originally formed in 1984 to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders effective in 1990. Our railroad heritage gave us a diverse base of developable properties located near transportation corridors in major western United States markets. This land has proven suitable for the development of a variety of product types, including industrial, retail, office, and residential. Over time, we have expanded our business by acquiring land suitable for primarily industrial development in many of the same suburban locations where we have an established presence as well as additional locations with recent expansion into northern New Jersey.

Our rental portfolio provides a relatively consistent source of earnings and our development activities provide cash flow through sales of land or the conversion of our developable land to property that is either added to our portfolio or sold to tenants, developers, investors or other interested parties. We invest in new land to ensure our potential for growth. As of March 31, 2005 we owned 40.6 million square feet of commercial rental properties, of which approximately 89.6% is industrial space. Our industrial rental portfolio is geographically diverse, located in major transportation corridors and distribution centers such as southern California, Chicago, Dallas, and Atlanta. The majority of our rental portfolio is of newer construction and leased to diverse, high quality tenants through long-term leases with staggered lease expirations.

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

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.

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

Capitalization of costs

We capitalize direct construction and development costs, including predevelopment costs, property taxes, insurance, and certain indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. General and administrative costs are capitalized based on projected activities on actual projects. Interest is capitalized in accordance with FAS 34 (i.e., interest costs incurred during construction/development periods to get the assets ready for their intended use). Costs previously capitalized related to any abandoned sales or acquisition opportunities are written off. Should development activity decrease, a portion of interest, property taxes, insurance, and certain general and administrative costs would no longer be eligible for capitalization and would be expensed as incurred.

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

Stock-Based Compensation Plans

During 2004, two performance-based executive award plans were established under our 2003 Performance Award Plan: the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). Awards under the TIP and LTIP were granted in 2004. The awards granted are non-voting units of measurement (“Performance Units”) that are deemed to represent one share of our common stock. Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of our common stock. Dividend equivalents are credited to participants’ accounts as additional Performance Units. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. Subsequent awards under the LTIP were granted in 2005 with a performance period from January 1, 2005 to December 31, 2007. The earliest date TIP awards were eligible to begin vesting was December 31, 2004 if at least 50% of defined performance targets were achieved by that date and certain time vesting requirements as to certain participants were met. If any defined performance targets are not 100% achieved by December 31, 2006, the remaining unvested performance units will be forfeited. TIP awards are payable in our common stock. LTIP awards for the initial and subsequent award vest at December 31, 2006 and 2007, respectively, if our total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. LTIP awards are payable 50% in our common stock and 50% in cash.

At March 31, 2005, 322,014 Performance Units, representing the aggregate number initially awarded under both plans, less vested TIP Performance Units distributed in common stock, plus additional Performance Units from dividend equivalents on previously existing Performance Units, have been credited to participants’ accounts, subject to the vesting requirements discussed in the preceding paragraph. As required by APB 25, we have recognized $0.9 million and $1.3 million as compensation expense during the three months ended March 31, 2005 and 2004, respectively, with the corresponding liability recorded in “Accounts payable and accrued expenses” in the accompanying Condensed Consolidated Balance Sheet. For purposes of recognizing compensation expense, TIP performance is based on our current estimate of the timing for achieving performance targets, and LTIP performance is measured on the basis of actual results as of March 31, 2005. We estimate that as of March 31, 2005, 93.4% of the TIP performance targets have been achieved. Actual performance under the LTIP is not determinable until the performance periods for the initial and subsequent awards end on December 31, 2006 and 2007, respectively. Certain TIP performance targets were 100% achieved as of December 31, 2004, and therefore were eligible for 100% vesting. However, for purposes of vesting under the TIP, since at least 50% but less than 100% of the other defined performance targets were met as of December 31, 2004, the Compensation and Benefits Committee could only certify the achievement of 50% of such targets as of December 31, 2004. In February 2005, the Compensation and Benefits Committee certified the achievement of the defined performance targets to an extent which resulted in the performance vesting of 75% of all TIP Performance Units, subject to the time vesting requirements as to certain participants, as discussed in the preceding paragraph.

During the first quarter of 2005, we granted to certain officers an aggregate of 154,845 shares of restricted stock with a fair market value of $4.4 million as of the grant date. Shares of restricted stock are entitled to dividends.

We expense dividends paid on unvested restricted stock and dividend equivalents paid on restricted stock units, Director Restricted Stock Units, and Director Stock Units. For the three months ended March 31, 2005 and 2004, such dividends and dividend equivalents paid were $0.5 million and $0.3 million, respectively (see Note 2).

Income taxes

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

General

Business Segment Descriptions:

Our reportable segments are based on our method of internal reporting, which disaggregates our business between long-term operations and those, which we intend to transition out of over time and before the adjustments for discontinued operations. We have two reportable segments: (1) Core Segment and (2) Urban, Residential and Other Segment. Core Segment includes (a) the management and leasing of our rental portfolio, (b) commercial development activities, which focuses on acquiring and developing suburban commercial business parks for our own rental portfolio, and selling land and/or buildings that we have developed to users and other parties, and (c) select land development opportunities that may not always be industrial, especially projects that may not require significant capital investment on our part where we can utilize our land development skills. URO includes the remaining residential projects, urban development activities and desert land sales, of which a majority portion was sold during 2004, and REIT transition costs.

Consistent with our previously announced strategy of monetizing our Non-Core assets, in November of 2004, we sold substantially all of the remaining land and entitlements at Mission Bay (excluding a 9.65-acre parcel currently subject to a lease option agreement with the University of California); West Bluffs, a 114-unit residential development in Westchester—Playa del Rey, California; Bayport, a 485-unit residential development in Alameda, California; and the remaining land at Santa Fe Depot, in San Diego, California to FOCIL. We plan to transition out of URO Segment over time as the remaining assets are dissolved, and URO Segment will eventually be eliminated, accordingly.

Property Portfolio

Rental Portfolio

Our rental portfolio is comprised of commercial rental property, ground leases and other properties, and interests in several joint ventures. We own 40.6 million square feet of commercial rental property of which 89.6% is industrial, 7.7% is office, and 2.7% is retail.

Rental portfolio by state:

Square Feet by State—As of March 31, 2005

(in thousands, except for %’s)

	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
Southern California	14,208	35.0%	524	1.3%	216	0.5%	14,948	36.8%
Illinois	6,385	15.7%	594	1.5%	—	0.0%	6,979	17.2%
Northern California	5,023	12.3%	807	2.0%	677	1.7%	6,507	16.0%
Texas	3,264	8.0%	871	2.1%	—	0.0%	4,135	10.1%
Colorado	2,353	5.8%	273	0.7%	100	0.2%	2,726	6.7%
Arizona	1,123	2.8%	—	0.0%	74	0.2%	1,197	3.0%
Georgia	980	2.4%	—	0.0%	—	0.0%	980	2.4%
Ohio	966	2.4%	—	0.0%	—	0.0%	966	2.4%
Oregon	545	1.3%	57	0.1%	37	0.1%	639	1.5%
Kentucky	549	1.4%	—	0.0%	—	0.0%	549	1.4%
Maryland	471	1.2%	—	0.0%	—	0.0%	471	1.2%
Kansas	293	0.7%	—	0.0%	—	0.0%	293	0.7%
Virginia	252	0.6%	—	0.0%	—	0.0%	252	0.6%

Total	36,412	89.6%	3,126	7.7%	1,104	2.7%	40,642	100.0%

Rental revenue and property operating costs:

	Rental Revenue Three Months Ended March 31,
	2005	2004
Rental Revenue
Industrial	$46,723	$45,966
Office	16,644	17,358
Retail	5,381	3,839
Ground leases and other properties	9,652	10,002
Less: Discontinued operations	(43)	(1,128)

	78,357	76,037
Equity in earnings of operating joint ventures, net	2,833	2,414

Total rental revenue, net	$81,190	$78,451

	Property Operating Costs Three Months Ended March 31,
	2005	2004
Property Operating Costs
Industrial	$(10,540)	$(10,371)
Office	(6,554)	(7,045)
Retail	(1,890)	(1,210)
Ground leases and other properties	(3,316)	(2,790)
Less: Discontinued operations	44	450

Total property operating costs	$(22,256)	$(20,966)

	Rental Revenue Less Property Operating Costs Three Months Ended March 31,
	2005	2004
Rental Revenue Less Property Operating Costs
Industrial	$36,183	$35,595
Office	10,090	10,313
Retail	3,491	2,629
Ground leases and other properties	6,336	7,212
Less: Discontinued operations	1	(678)

	56,101	55,071
Equity in earnings of operating joint ventures, net	2,833	2,414

Total rental revenue less property operating costs	$58,934	$57,485

Operating Joint Venture Portfolio

Catellus had direct or indirect equity interests in four joint ventures that owned rental properties during the year. The joint ventures provided us with cash distributions of $1.9 million and earnings of $2.8 million for the three months ended March 31, 2005. The joint venture agreements of these joint ventures contain provisions with certain safeguard features for our investments, such as voting rights in major decisions of the joint ventures, and venture partners’ consents on sales of a venture partner’s ownership interest.

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

We owned joint venture interests in the following operating properties for the periods presented.

	No. of Ventures	Size	Ownership Interest	Equity in Earnings Three Months Ended
				March 31, 2005	March 31, 2004
				(In thousands)
Hotel (1)	3	1,937 rooms	25-50%	$2,558	$2,266
Office	1	202,000 sq. ft.	67%	275	148

Total	4			$2,833	$2,414

(1)	Includes a hotel parking lot joint venture. Additionally, we are likely to acquire the remaining interest in one of our hotel joint ventures in 2005.

Ground Leases and Other Properties:

Ground Leases

We own approximately 5,600 acres of ground leases that we intend to hold but do not consider part of our rental portfolio square footage presentation. We expect that the level of income generated from this category will remain relatively constant over the next several years.

The following table summarizes our ground leases for the three months ended March 31, 2005:

	Revenues	Property Operating Costs	Rental Revenue Less Property Operating Costs
	(In thousands)
Northern California	$5,320	$(1,870)	$3,450
Southern California	2,419	7	2,426
Other states	736	(68)	668

Totals	$8,475	$(1,931)	$6,544

Other Properties

As of March 31, 2005, in addition to 40.6 million square feet of buildings in our rental portfolio, we also own two train stations aggregating approximately 121,000 square feet and 10 acres of ground leases that are being marketed for sale (“Other Property”).

The following table summarizes our Other Property portfolio as of, and for, the three months ended March 31, 2005:

	Number of Buildings	Square Feet(1)	Revenues(2)	Property Operating Costs(2)	Rental Revenue Less Property Operating Costs(2)
	(In thousands, except for number of buildings)
Northern California	—	—	$91	$(383)	$(292)
Southern California	2	121	1,075	(990)	85
Other states	—	—	11	(12)	(1)

Totals	2	121	$1,177	$(1,385)	$(208)

(1)	Other Property is not included in the total square feet of rental portfolio.

(2)	These amounts do not consider the effect of discontinued operations; see Note 7 to Condensed Consolidated Financial Statements for reconciliation to Statement of Operations Format.

Core Segment Developable Land Inventory

Our existing Core segment developable land can support an estimated 34.0 million square feet of new commercial development based upon current entitlements.

For the three months ended March 31, 2005, we invested approximately $15.9 million in the acquisition of land capable of supporting approximately 1.1 million square feet of commercial development.

The following table summarizes our Core segment developable land inventory and corresponding book value as of March 31, 2005:

Project Name	City/Location	March 31, 2005
		Square Feet (In thousands)
Southern California
Kaiser Commerce Center	San Bernardino County	245
Crossroads Business Park	Ontario	2,058
San Bernardino	San Bernardino	105
Pacific Center	Anaheim	44

Subtotal Southern California		2,452

Northern California
Pacific Commons	Fremont	1,546
Duck Creek	Stockton	2,100
Spreckels Business Park	Manteca	350

Subtotal Northern California		3,996

Subtotal California		6,448

Illinois
Minooka	Minooka	5,383
Internationale Centre	Woodridge	605
Prairie Glen Corporate Campus	Glenview	70
Joliet	Joliet	403

Subtotal Illinois		6,461

Texas
Hobby Business Park	Houston	1,529
Gateway Corporate Center	Coppell	1,178
Stellar Way Business Park	Grand Prairie	635
Gateway East Business Park	Garland	690
Plano	Plano	450

Subtotal Texas		4,482

Other
Eastgate	Aurora, CO	4,300
Stapleton Business Park	Denver, CO	150
South Shore Corp. Park	Portland / Gresham, OR	617
Circle Point Corporate Center	Westminster, CO	280
Cedar Grove Business Park	Louisville, KY	530
Douglas Hill Business Park	Atlanta, GA	356
Quakertown, PA	Milford, Bucks County, PA	1,150
Port Reading Business Park	Carteret & Woodbridge, NJ	3,278
Elizabeth Seaport Business Park	City of Elizabeth, NJ	1,082

Subtotal Other		11,743

Subtotal Outside of California		22,686

Total Owned Land		29,134

Option/Controlled Land
Alameda (FISC)	Alameda, CA	1,300
Prairie Glen Corporate Campus	Glenview, IL	298
RMMA	Austin, TX	3,230

Total Inventory		33,962

Summary of Remaining Non-Core Assets as of March 31, 2005

•	The remaining development land at Los Angeles Union Station (36.5 acres and 5.3 million square feet). The book value for the development land at LAUS is $51.2 million as of March 31, 2005.

•	Parkway, a residential community development in Sacramento, California, which will be substantially complete by the end of 2005. The book value for Parkway is $1.6 million as of March 31, 2005.

•	Serrano, a residential community development in Sacramento, California, with a book value of $13.2 million as of March 31, 2005.

•	Cash flow from tax increment at Victoria-by-the-Bay, a completed residential development in Hercules, California, is expected to total $3.5 million annually by 2008, at full build-out, and grow annually through 2044, as property assessments increase. In addition, we anticipate receiving profit participation from homebuilders of approximately $3.0 million. The total expected cash flow from tax increment at Victoria-by-the-Bay is $164.7 million as of March 31, 2005.

Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

Net Income

Our net income for the three months ended March 31, 2005 and 2004, were $33.3 million and $32.1 million, respectively. The discussion and analysis of our net income should be read in conjunction with the Funds from Operations appearing in the following pages of this Form 10-Q (see Note 7 to Condensed Consolidated Financial Statements for Reconciliation to Statement of Operations.)

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

Below is a summary of net income by segment and FFO for the three months ended March 31, 2005:

	Core	URO	Total(a)
	(In thousands)
Revenue
Rental revenue	$78,400	$—	$78,400
Sales revenue	22,316	13,714	36,030
Management, development and other fees	3,710	3,834	7,544

	104,426	17,548	121,974

Costs and expenses
Property operating costs	(22,300)	—	(22,300)
Cost of sales	(13,947)	(11,101)	(25,048)
Selling, general and administrative expenses	(9,721)	(2,569)	(12,290)
Depreciation and amortization	(18,603)	(111)	(18,714)

	(64,571)	(13,781)	(78,352)

Operating income	39,855	3,767	43,622

Other income
Equity in earnings of operating joint ventures, net	2,833	—	2,833
Equity in earnings of development joint ventures, net	1,534	3,552	5,086
Gain on non-strategic asset sales	—	20	20
Interest income	7,983	912	8,895
Other	17	72	89

	12,367	4,556	16,923

Other expenses
Interest expense	(17,581)	—	(17,581)
Other	(1,555)	57	(1,498)

	(19,136)	57	(19,079)

Income before income taxes	33,086	8,380	41,466
Income taxes expense	(3,236)	(4,912)	(8,148)

Net income	29,850	3,468	33,318
Depreciation (b)	19,359	107	19,466
Less gain on rental property sales	(489)	—	(489)

NAREIT defined funds from operations (FFO)	$48,720	$3,575	$52,295

(a)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the Condensed Consolidated Financial Statements for reconciliation to Statement of Operations.

(b)	Depreciation, for FFO purposes, excludes depreciation on personal property of $0.2 million and includes depreciation from unconsolidated joint ventures of $1.0 million.

Below is a summary of net income by segment and FFO for the three months ended March 31, 2004:

	Core	URO	Total(a)
	(In thousands)
Revenue
Rental revenue	$77,165	$—	$77,165
Sales revenue	30,584	10,657	41,241
Management, development and other fees	984	715	1,699

	108,733	11,372	120,105

Costs and expenses
Property operating costs	(21,416)	—	(21,416)
Cost of sales	(14,856)	(10,168)	(25,024)
Selling, general and administrative expenses	(6,640)	(6,311)	(12,951)
Depreciation and amortization	(17,777)	(300)	(18,077)

	(60,689)	(16,779)	(77,468)

Operating income (loss)	48,044	(5,407)	42,637

Other income
Equity in earnings of operating joint ventures, net	2,414	—	2,414
Equity in earnings of development joint ventures, net	—	1,227	1,227
Gain on non-strategic asset sales	—	61	61
Interest income	2,375	402	2,777
Other	284	17	301

	5,073	1,707	6,780

Other expenses
Interest expense	(15,753)	—	(15,753)
REIT transition costs	—	(212)	(212)
Other	(18)	(412)	(430)

	(15,771)	(624)	(16,395)

Income (loss) before income taxes	37,346	(4,324)	33,022
Income taxes expense	(5,332)	4,401	(931)

Net income	32,014	77	32,091
Depreciation (b)	18,250	184	18,434
Less gain on rental property sales	(3,972)	—	(3,972)

NAREIT defined funds from operations (FFO)	$46,292	$261	$46,553

(a)	As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the Condensed Consolidated Financial Statements for reconciliation to Statement of Operations.

(b)	Depreciation, for FFO purposes, excludes depreciation on personal property of $0.6 million and includes depreciation from unconsolidated joint ventures of $1.0 million.

Rental Revenue

Rental revenue has increased primarily because of building additions. The increase was partially offset by the decrease in ground leases due to Mission Bay properties sold and lower rental from same space because of lower occupancy rate. From April 2004 to March 2005, we added a net 0.7 million square feet to our rental portfolio. Rental revenue for three months ended March 31, 2005 and 2004, are summarized as follows:

	Three Months Ended March 31,		Difference 2005/2004
	2005	2004
	(In thousands)
Rental revenue:
Same space (1)	$63,805	$64,926	$(1,121)
Properties added to portfolio	6,176	933	5,243
Properties sold from portfolio	156	1,116	(960)
Ground leases	8,263	10,190	(1,927)

Total (2)	$78,400	$77,165	$1,235

(1)	Same space properties were owned and operated for the entire current year and the entire immediately preceding year.

(2)	These amounts do not consider the effect of discontinued operations. See Note 7 to the Condensed Consolidated Financial Statements for reconciliation to Statement of Operations.

We do not expect substantial changes in rental revenue from our same space rental portfolio; rather, we expect that growth in overall portfolio rental revenue will result primarily from new properties we will add to our rental portfolio over time.

Ten Largest Tenants

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of March 31, 2005
The Gap (1)	CA	Office/Retail	6.6%
APL Logistics, Inc.	CA, IL, GA, KY, TX	Industrial	5.7%
Ford Motor Company	CA, CO, TX, KS, VA	Industrial	2.9%
Exel Corporation	CA	Industrial	1.9%
J.C. Penney Company	TX	Office	1.9%
Kellogg’s USA, Inc. (2)	CA, IL, CO	Industrial	1.9%
Office Depot, Inc.	CA	Industrial/Retail	1.6%
Home Depot USA, Inc. (3)	CA	Industrial/Retail	1.6%
Mission Place, LLC	CA	Ground Lease	1.5%
Gillette Company	CA, IL	Industrial	1.4%

(1)	Includes a 17,000 square foot lease doing business as Old Navy.

(2)	Includes a 450,000 square foot lease and 81,000 square foot lease doing business as Kellogg Sales Company.

(3)	Includes a 117,000 square foot lease doing business as Home Expo.

Property Operating Costs

Property operating costs have increased primarily because of buildings additions. Property operating costs for three months ended March 31, 2005 and 2004, are summarized as follows:

	Three Months Ended March 31,		Difference 2005/2004
	2005	2004
	(In thousands)
Property operating costs:
Same space	$(17,645)	$(17,833)	$188
Properties added to portfolio	(1,470)	(214)	(1,256)
Properties sold from portfolio	(63)	(421)	358
Ground leases	(3,122)	(2,948)	(174)

Total	$(22,300)	$(21,416)	$(884)

Gain on Property Sales:

	Core	URO	Total
	(In thousands)
Three Months Ended March 31, 2005
Building Sales
Sales Proceeds	$6,925	$10,491	$17,416
Cost of Sales	(5,527)	(9,985)	(15,512)

Gain	1,398	506	1,904

Land/Lot Sales
Sales Proceeds	15,391	3,223	18,614
Cost of Sales	(8,119)	(1,116)	(9,235)

Gain	7,272	2,107	9,379

Ground Lease and Other Sales
Sales Proceeds	—	—	—
Cost of Sales	(301)	—	(301)

Gain	(301)	—	(301)

Total sales proceeds	22,316	13,714	36,030
Total cost of sales	(13,947)	(11,101)	(25,048)

Total gain on property sales	$8,369	$2,613	$10,982

	Core	URO	Total
	(In thousands)
Three Months Ended March 31, 2004
Building Sales
Sales Proceeds	$12,208	$6,064	$18,272
Cost of Sales	(8,344)	(5,958)	(14,302)

Gain	3,864	106	3,970

Land/Lot Sales
Sales Proceeds	11,845	4,581	16,426
Cost of Sales	(5,376)	(4,360)	(9,736)

Gain	6,469	221	6,690

Ground Lease and Other Sales
Sales Proceeds	6,531	12	6,543
Cost of Sales	(1,136)	150	(986)

Gain	5,395	162	5,557

Total sales proceeds	30,584	10,657	41,241
Total cost of sales	(14,856)	(10,168)	(25,024)

Total gain on property sales	$15,728	$489	$16,217

Core Segment property sales are generated from the following sources: (1) purchase options exercised by existing tenants for rental properties; (2) sale of older rental properties and ground leases to improve the overall quality of our rental portfolio, (3) select land parcels within our development projects, and (4) build-to-suit building sales.

URO Segment sales include, all residential and urban projects remaining at the time of REIT conversion, and desert land sales.

Sales revenue less cost of sales decreased $7.4 million in our Core Segment for the three months ended March 31, 2005 because of lower ground lease and other sales gains of $5.7 million due primarily to the recognition of $5.3 million of deferred gains from selling our interest in one of our joint ventures, lower build-to-suit buildings gains of $1.6 million, and lower rental buildings gains of $0.9 million, partially offset by higher land sale gains of $0.8 million. During the three months ended March 31, 2005, we sold a 105,000 square foot build-to-suit building, a 8,000 square foot rental building, and closed on the sale of improved land capable of supporting 0.3 million square feet of commercial development. During the three months ended March 31, 2004, we sold a 52,000 square foot rental building and two build-to-suit buildings totaling 58,000 square feet and closed on the sale of improved land capable of supporting 2.9 million square feet of commercial development.

Sales revenue less cost of sales increased $2.1 million in our URO Segment for the three months ended March 31, 2005 due primarily to higher land and lot gains. During the three months ended March 31, 2005, we sold a 48,000 square foot building. In addition, we recognized deferred gain of $0.1 million from the 2004 sale of 2.8 acres of land at our LA Union Station project and recognized $2.0 million from profit participation related to the sale of residential lots. We sold 7 condominiums at our Mission Bay project and 2.8 acres of land from the LA Union Station project during the three months ended March 31, 2004. We sold all of our remaining desert land in 2004 and we plan to transition out of the residential and historic urban development activities over time. As of March 31, 2005, we have 23 residential lots under contract to be sold.

Management, Development and Other Fees

Management, development and other fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects and loan guarantee fees. Management, development and other fees in our Core Segment increased $2.7 million, primarily because of development fees from management activities related to properties sold to FOCIL in November 2004 and development fees from the City of Alameda. Management, development and other fees in our URO Segment increased $3.1 million for the three months ended March 31, 2005, primarily because of an earn-out fee recognized in 2005 related to the sale of Mission Bay assets on behalf of FOCIL of $3.8 million. This was partially offset by a decrease of $0.7 million in loan guarantee and management fees from the joint venture development at the Mission Bay project for the three months ended March 31, 2005. We sold our interest in this joint venture in December 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.1 million in our Core Segment because of increased employee-related expenses. Selling, general and administrative expenses decreased $3.7 million in our URO Segment for the three months ended March 31, 2005, primarily because of lower charges related to the exchange of options into restricted stock in conjunction with the REIT conversion.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense of $0.8 million in our Core Segment for the three months ended March 31, 2005 was primarily attributable to the addition of 0.7 million net square feet of building space to our portfolio between April 2004 and March 2005.

Other Income

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net is generally related to land development and residential activities. The tables below summarize our share of the activities of joint ventures for the three months ended March 31, 2005 and 2004. The increase in our earnings was primarily because of higher sales volumes from Serrano and income from Sams Venture, LLC. Although our preference is generally to own property directly, we may participate with other entities in property ownership through joint ventures or other types of co-ownership.

	Three months ended March 31, 2005
Projects	Lots/ Homes Sold	Sales/ Loss	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Talega Village (1)	—	$—	$—	$—
Serrano	33	13,696	(10,197)	3,499
Parkway	—	63	(11)	52
Sams Venture	—	1,577	—	1,577
Other	—	(42)	—	(42)

Total	33	$15,294	$(10,208)	$5,086

	Three months ended March 31, 2004
Projects	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Talega Village (1)	—	$—	$588	$588
Serrano	8	4,518	(3,773)	745
Parkway	—	32	(138)	(106)
Sams Venture	—	—	—	—
Other	—	—	—	—

Total	8	$4,550	$(3,323)	$1,227

(1)	We sold our interest in this joint venture in 2003.

Interest Income

Interest income increased $5.6 million in our Core Segment for the three months ended March 31, 2005 because of higher average note balances which is attributable to the additional notes receivable of approximately $274.6 million from the sale of the majority of our Non-Core assets in November of 2004. Interest income increased $0.5 million in our URO Segment for the three months ended March 31, 2005 because of higher average cash balances.

Other Expenses

Interest Expense

Following is a summary of interest expense:

	Three Months Ended March 31,		Difference 2005/2004
	2005	2004
	(In thousands)
Total interest incurred	$21,252	$21,574	$(322)
Interest capitalized	(3,671)	(5,821)	2,150

Interest expensed	$17,581	$15,753	$1,828

Interest expensed increased $1.8 million for the three months ended March 31, 2005, primarily because of lower capitalized interest as a result of decreased development activities. We expect capitalized interest to continue to decline due to the sale of a substantial portion of our URO Segment assets in the fourth quarter of 2004, which accounted for $0.8 million of capitalized interest in the first quarter of 2004.

Real Estate Investment Trust (“REIT”) transition costs

In 2003, we restructured our business operations in order to qualify as a REIT, effective January 1, 2004. We have incurred conversion and related restructuring costs payable to third parties. REIT transition costs are reflected in our URO Segment because of its non-recurring nature. We incurred REIT transition costs of $0.2 million for the three months ended March 31, 2004 primarily for consulting, legal, and tax services. We did not incur any additional costs after the second quarter of 2004.

Other

Other expenses consist primarily of expenses related to previously capitalized costs, impairment charges, and other miscellaneous expenses. Other expenses for the three months ended March 31, 2005 in our Core Segment increased $1.5 million, primarily because of higher community facility district taxes and net real estate property taxes of $0.8 million, the other expenses included a $0.7 million impairment charges related to certain tenant improvements. When performing the impairment review, we consider capitalized interest and other expenses as costs of development in cost projections; value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

Other expenses in our URO Segment decreased $0.5 million in 2005 primarily because of lower community facility district taxes and net real estate property taxes.

Income Taxes

Currently, our projected annual current tax rate is 15.36% and deferred tax rate is 4.29% as compared to the actual tax rates of 15.23% and (12.41)%, respectively, in 2004. Both our deferred and overall tax rates increased in the first quarter 2005 compared to the first quarter of 2004. The deferred tax rate increased primarily due to lower sales under the completed contract method for one of our development joint ventures. The overall tax rate was higher in the first quarter of 2005 compared to the first quarter of 2004 primarily due to increased income in our TRS in 2005.

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

•	We are required to make additional capital contributions to two of the unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, we are required to fund up to a maximum contribution of $52 million, of which we have cumulatively contributed $44.9 million. One of the joint ventures has substantially wound up operations and we do not expect to make any future capital contributions. As of March 31, 2005, we do not expect to fund any additional capital contributions beyond our maximum capital requirements to the other joint venture.

•	We agreed with two other unconsolidated joint ventures to make additional contributions should there be insufficient funds to meet their current or projected financial requirements. As of March 31, 2005, we have cumulatively contributed $53.3 million to these unconsolidated joint ventures, including $22.0 million as additional contributions. As of March 31, 2005, we are expecting to make additional contributions to SAMS Venture, LLC.

Additional contributions made to our development joint ventures would be reflected as investment in development joint ventures. (see Note 8 of the accompanying Condensed Consolidated Financial Statements).

Unconsolidated real estate joint ventures- debt and debt service guarantees

We have made certain debt service guarantees for one of our unconsolidated URO Segment development joint ventures. At March 31, 2005, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $0.3 million. Debt service guarantees are typical business arrangements commonly required in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At March 31, 2005, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Standby letters of credit and commitments

As of March 31, 2005, we have $213.5 million in outstanding standby letters of credit in favor of local municipalities or financial institutions, commitments to guarantee leases, and the construction of real property improvements or financial obligations. The standby letters of credit are renewable and expire upon completion of the required improvements, and are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At March 31, 2005, we have open construction and development contracts with vendors totaling $84.4 million related to our various projects, as compared to $108.3 million at December 31, 2004.

The following table summarizes our outstanding contractual obligations as of March 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2005	Due in 2006-2008	Due in 2009-2010	Due Thereafter
	(In thousands)
Mortgage and Other Debt	$1,679,419	(1)	$165,246	$833,604	$125,525	$555,044
Operating Leases	2,791		2,071	510	30	180
Contracts	84,405	(2)	80,933	3,472	—	—

Total Contractual Obligations	$1,766,615		$248,250	$837,586	$125,555	$555,224

(1)	Includes approximately $424.3 million of future interest payable.

(2)	A portion of these obligations is expected to be reimbursed by bond proceeds and various third parties.

Prior to the November 2004 sales of a significant portion of our remaining urban and residential development assets to FOCIL Holdings LLC (“FOCIL”), an affiliate of Farallon Capital Management, L.L.C., (see Note 12) we had already negotiated on certain land asset sales and agreed to provide acquisition financings, up to $164 million, to these third party purchasers, with a substantial portion of the money required to fund the $164 million financing coming from the paydowns under the loans to FOCIL. These land parcels were ultimately included as part of the assets sold to FOCIL. Therefore, as FOCIL eventually finalizes the sale of these land parcels, we will provide the financing to these third party purchasers, as previously agreed. As of March 31, 2005, we have financed $26.2 million on one of these sales. Subsequent to March 31, 2005, an additional sale was consummated; however, approximately $15 million of the agreed-upon acquisition financings was not required. Therefore, subsequent to the end of this quarter, the remaining agreed-upon acquisition financing is approximately $123 million.

The following table summarizes our outstanding commitments as of March 31, 2005, and the effect such commitments may have on liquidity and cash flow in future periods:

	Total Amounts Committed		Amount of Commitment Expiration Per Period
Commitments			Expire within 2005	Expire in 2006-2008	Expire in 2009-2010	Expire Thereafter
	(In thousands)
Standby Letters of Credit and Commitments	$213,455	(1)	$144,274	$64,245	$2,013	$2,923
Debt Guarantees of Unconsolidated JVs	285		285	—	—	—

Total Commitments	$213,740		$144,559	$64,245	$2,013	$2,923

(1)	Includes approximately $34.3 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table. Excludes approximately $203.6 million of surety bonds for our own work, of which approximately $85 million have been indemnified by third parties.

Cash Flows from Operating Activities

Cash provided by operating activities reflected in the statement of cash flows for the three months ended March 31, 2005, and 2004, were $94.1 million and $66.1 million, respectively. The increase of $28 million was primarily attributed to the following: (1) an increase of $48 million due to higher payments received from our notes receivable; (2) an increase of $5.1 million due to lower income tax paid; (3) and an increase of $1.5 million due to lower capital expenditures on our development properties partially offset by (4) a decrease of $19.7 million due to lower cash proceeds from development sales of which our cost of sales was approximately $22.9 million; (5) a decrease of $2.5 million due to lower distributions from our joint ventures; (6) and a decrease of $1.9 million due to higher interest paid.

Cash Flows from Investing Activities

Net cash used in investing activities reflected in the statement of cash flows for the three months ended March 31, 2005 and 2004, were $35.6 million and $24 million, respectively. The increase of $11.6 million in net cash used was attributed to the following: (1) $18.6 million from lower investment in short-term investments and restricted cash; (2) $15.2 million due to higher property acquisitions primarily from the acquisition of a 72.8 acres of developable land in New Jersey; (3) $0.6 million due to lower proceeds from the sale of investment properties partially offset by (4) $18.1 million due to lower capital expenditures for investment properties; (5) $3.6 million lower in reimbursable predevelopment and infrastructure costs incurred; (6) $0.9 million due to lower costs incurred for tenants; and (7) $0.2 million due to lower capital contributions made to our unconsolidated joint ventures.

Capital Expenditures

Capital expenditures reflected in the statement of cash flows include the following:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$8,887	$2,893
Infrastructure and other	2,045	4,424
Other property acquisitions	6,064	10,523
Capitalized interest and property tax	442	1,459

Total capital expenditures in operating activities	17,438	19,299

Capital Expenditures from Investing Activities(2)
Capital expenditures for investment properties	24,603	24,716
Rental properties—building improvements	1,080	667
Predevelopment	729	1,075
Infrastructure and other	7,430	23,893
Commercial property acquisitions	16,388	1,214
Other property acquisitions	105	17
Tenant improvements	911	1,784
Capitalized interest and property tax	3,885	5,567

Capital expenditures for investment properties	55,131	58,933
Contribution to joint ventures	42	259

Total capital expenditures in investing activities	55,173	59,192

Total capital expenditures(3)	$72,611	$78,491

(1)	This category includes capital expenditures for properties we intend to build and sell.

(2)	This category includes capital expenditures for properties we intend to hold for our own account.

(3)	Total capital expenditures include capitalized general and administrative expenses of $2.6 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively.

Capital expenditures for development properties—This item relates to the development of our for-sale development properties. The increase was primarily due to higher construction activity of build to sell projects in Minooka, Illinois, Fontana, California and Manteca, California.

Capital expenditures for investment properties—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Development
Wholly owned:
Under construction, beginning of period	3,791	4,404
Construction starts	—	406
Completed—retained in portfolio	(103)	(1,763)
Completed—design/build or sold	(152)	(68)

Subtotal under construction, end of period	3,536	2,979

Joint Venture Projects:
Under construction, beginning of period	527	695
Construction starts	—	—
Completed	—	—

Subtotal under construction, end of period	527	695

Total under construction, end of period	4,063	3,674

Predevelopment—Predevelopment costs from our operating and investing activities relate to amounts incurred for our development projects, primarily the Pacific Commons project in Fremont, California; the Alameda project in Alameda, California; the Robert Mueller Airport project in Austin, Texas; and various other projects in the predevelopment stage. Our predevelopment costs for 2005 were lower because in the fourth quarter of 2004, we sold a majority of our Mission Bay project in San Francisco, California; Alameda project in Alameda, California; and West Bluffs project in Playa Del Rey, California to FOCIL.

Infrastructure and other—Infrastructure and other costs from our operating and investing activities primarily relate to the projects at Pacific Commons in Fremont, California; Alameda, California; Los Angeles Union Station in Los Angeles, California; Santa Fe Depot in San Diego, California; Carteret, New Jersey; Woodbridge, New Jersey; Fontana, California; Hercules, California; and Minooka, Illinois. Our infrastructure and other costs for 2005 were lower because in the fourth quarter of 2004, we sold a majority of our Mission Bay project in San Francisco, California; Alameda project in Alameda, California; and West Bluffs project in Playa Del Rey, California to FOCIL, and also because we did not start any construction in 2005.

Operating activity property acquisitions—For the three months ended March 31, 2005, we invested approximately $5.1 million for the acquisition of 102.1 acres of land in Elizabeth, New Jersey that was subsequently sold during the three months ended March 31, 2005.

Investing activity property acquisitions—For the three months ended March 31, 2005, we invested approximately $16.4 million in investing activity property acquisitions: $15.9 million for the acquisition of commercial land, which added 1.1 million square feet of potential development.

Cash Flows from Financing Activities

Net cash used in financing activities reflected in the statement of cash flows for the three months ended March 31, 2005 and 2004, were $256.4 million and $43.4 million, respectively. The increase of $213 million in net cash used was attributed to the following: (1) $165.2 million due to lower net borrowings during the three months ended March 31, 2005; (2) $46.6 million due to a special dividend distribution as a result of the sale of a majority of our URO assets to FOCIL in November 2004; and (3) $1.2 million due to lower proceeds from the issuance of common stock primarily attributable to the exercise of stock options.

Reimbursable Predevelopment and Infrastructure Costs

For the three months ended March 31, 2005, we incurred approximately $3.2 million of reimbursable predevelopment and infrastructure costs.

REIT-related Distribution and Quarterly Dividends

On February 16, 2005, our Board of Directors declared a regular cash dividend for the quarter ending March 30, 2005, of $0.27 per share of common stock payable on April 15, 2005, to stockholders of record at the close of business on March 29, 2005. On December 1, 2004, our Board of Directors declared a regular cash dividend for the quarter ending December 31, 2004, of $0.27 per share of common stock that was paid on January 18, 2005, to stockholders of record at the close of business on December 28, 2004. In addition to our regular cash dividend, our Board of Directors also declared a special cash dividend of $0.45 per share of common stock that was paid on January 18, 2005, to stockholders of record at the close of business on December 28, 2004 in connection with the sale of Non-Core assets and other taxable REIT subsidiary activities.

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

Cash Balances, Available Borrowings, and Capital Resources

As of March 31, 2005, we had total cash of $67.0 million, of which $12.9 million was restricted cash. In addition to the $67.0 million cash balance, we had $189 million in borrowing capacity under our revolving credit facility, available upon satisfaction of certain conditions.

Our short-term and long-term liquidity and capital resources requirements are derived primarily from five sources: (1) cash on hand, (2) ongoing income from our rental portfolio, (3) proceeds from sales of developed properties, land and non-strategic assets, (4) a revolving line of credit with a total capacity of $200 million, and (5) additional debt. As noted above, our existing revolving credit facility is available for meeting certain short-term liquidity requirements. Our ability to meet our mid- and long-term capital requirements is, in part, dependent upon the ability to obtain additional financing for new construction, completed buildings, acquisitions, and currently unencumbered properties. There is no assurance that we can obtain this financing or obtain this financing on favorable terms.

Debt covenants—Our $200 million revolving credit agreement and one other credit agreement, of $40.5 million, have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $452.8 million, all terms as defined in those agreements. As of or for the period ending March 31, 2005 the actual results were 1.95 to 1; 0.54 to 1; 0.37 to 1; and $754.3 million, respectively. Outstanding borrowings under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. At March 31, 2005, we had unused availability of $189 million under the line. Our performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds

Assessment District Bonds—These bonds were issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit our properties. Debt service on these bonds is collateralized by tax revenues, properties, or by letters of credit (see Note 8 of the accompanying Condensed Consolidated Financial Statements). These bonds are recorded and presented as part of “Mortgage and other debt” in the accompanying Condensed Consolidated Balance Sheet at March 31, 2005 (see Note 5 of the accompanying Condensed Consolidated Financial Statements). Certain infrastructure costs incurred are reimbursable from these bonds.

The following table presents a summary of assessment district bonds that are included in the accompanying Condensed Consolidated Balance Sheet at March 31, 2005 (in thousands except percentages):

	Amount	Interest Rate	Cost Incurred	Cost Reimbursed
Development Projects
Stapleton	$22,745	2.38%	$19,809	$18,760
Kaiser	11,603	5.83%	19,157	19,157
Westminster	9,140	2.38%	4,758	4,758
Rancho Cucamonga	5,638	6.14%	5,222	5,222

Subtotal	49,126		48,946	47,897

Operating properties
City of Industry	4,700	7.87%	—	—
Emeryville	4,481	7.29%	—	—
Various others	3,485	4.00-8.70%	—	—

Subtotal	12,666		—	—

Total	$61,792		$48,946	$47,897

Community Facility District Bonds—These bonds were issued to finance public infrastructure improvements at Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Condensed Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. Upon completion of the infrastructure improvements, for which $30 million of bonds were issued, the improvements will be transferred to the City. Of the total cumulative reimbursable cost incurred, approximately $11.7 million have been reimbursed as of March 31, 2005, no reimbursement was received in 2005. The remaining balance of $13.8 million is presented in “Other assets and deferred charges, net” in the accompanying Condensed Consolidated Balance Sheet at March 31, 2005. The $13.8 million will not be requested for reimbursement until the facility components are completed, inspected, and approved by the City. Additional bonds are expected to be issued.

At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on project vacant land.

Tax Audit

State Tax Audit

In 2002, the State of California Franchise Tax Board (“FTB”) began auditing a joint venture relating to our redemption in 1999 of our interest in a real estate partnership formed by our predecessor railroad company. In March 2004 we were verbally notified that an audit adjustment was forthcoming. Under California law (which differs from federal tax law) the tax in question was only deferred and was paid in 2003 as part of our REIT conversion. We made the FTB aware of that fact.

In late February of 2005, we received an Audit Issue Presentation Sheet (“AIPS”) which is a formal outline summarizing the FTB’s position with respect to this transaction including their intention to assess substantial penalties. Catellus will have the ability to respond to this AIPS prior to the FTB issuing a formal “proposed adjustment.” Based on the AIPS, if we were unsuccessful the maximum current potential exposure could be up to approximately $10 million. Catellus intends to vigorously contest the FTB’s position with respect to this transaction as well as the assessment of proposed penalties.

In 2002, the FTB notified CDC that it would audit the corporate tax returns of CDC for the years 1999 and 2000. In June of 2004, the FTB notified us that they would also audit the 1999 and 2000 tax returns of a mortgage REIT subsidiary. Both audits are in process. No significant audit adjustments have been proposed on either of these audits.

IRS Audit

In March 2003 we received notice that the Internal Revenue Service (“IRS”) intended to audit the 1999 tax returns of Catellus and a mortgage REIT subsidiary. In the third quarter of 2003, the IRS informed us it would also audit the 2000 returns as well as the returns relating to the real estate joint venture under audit by the FTB discussed above. In the third quarter of 2004, we were notified the IRS would audit the 2001 and 2002 returns. In December 2004, the IRS issued requests for information relating to our tax deferred exchanges for the years 1999-2002. In February 2005, we were told of the IRS intention to request an extension of these open tax years from September 2005 to September 2006. We have granted that request.

No audit adjustments have been proposed. The IRS has asked for all documents relating to the following issues:

1.	Charitable contributions deductions for the transfer of certain properties where the appraised fair market value was in excess of the consideration received,

2.	Tax treatment of the deductions of interest paid to a mortgage REIT subsidiary,

3.	A redemption of our interest in a real estate partnership (described above), and

4.	Tax deferred exchanges of real property.

All but the first issue above resulted in a substantial portion of the deferred taxes created during the time we operated as a taxable C-corporation. At the time of our REIT conversion, as we expected to no longer be taxed at the REIT level for REIT operations, we reversed approximately $232 million in deferred taxes into income at year end 2003. At the same time, in part because of the ongoing audit described above, we took a charge to current taxes which totals $124 million of the $232 million. The $124 million charge to current taxes relates to the federal and state tax impact of certain of the above issues. The amounts above do not include any provision for possible interest and penalties.

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

We provide development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $0.2 million for the three months ended March 31, 2005, primarily from SAMS Venture, LLC. Fees earned were $0.9 million for the three months ended March 31, 2004, primarily from Third and King Investors, LLC, with the remainder primarily from SAMS Venture, LLC. Deferred fees of $0.6 million primarily from Serrano Associates, LLC and Bergstrom Partners, L.P. at March 31, 2005, will be earned as completed projects are sold or the venture is sold or liquidated. In 2004, we sold our investment in Third and King Investors, LLC.

In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint venture investments, Third and King Investors, LLC. Rent and reimbursable payments of $1.2 million were received and recognized as rental income during the three months ended March 31, 2004. This joint venture investment was sold in 2004.

We have a $4.5 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the joint venture and matures in October 2028. We have entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 for each of the three-month periods ended March 31, 2005 and 2004. This lease will expire in November 2011. As lessor, We entered into a ground lease, which will expire in August 2054. We earned rental income of $0.1 million for each of the three-month periods ended March 31, 2005 and 2004, and have recorded a $2.7 million receivable and a $1.2 million reserve associated with this lease. The venture’s current projection reflects approximately $0.2 million available funds, per year, to pay down this receivable.

In January 2004, we sold our 45% investment interest in Colorado International Center, an unconsolidated joint venture, for our capital investment balance of $0.3 million to an entity whose principal was a former Company employee.

Partnership Accounting

At March 31, 2005, we hold significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”. Our significant variable interests are in the form of equity interests in two of our unconsolidated joint ventures and our participation in a master development agreement:

•	Bergstrom Partners, L.P. was formed in January 2003 to redevelop and market 624 acres of land at a former missile test site in Travis County, Texas. No further contributions are required.

•	SAMS Venture, LLC was formed in January 2003 to initially develop a new 545,000 square foot office park for the Los Angeles Air Force Base, convey that property to the United States Air Force in exchange for three parcels of land totaling 56 acres and other consideration, and finally either sell or develop for sale the three parcels. Our exposure will increase should this joint venture require additional contributions from our joint venture partners.

•	A Catellus subsidiary entered into a master development agreement with the City of Austin, Texas in December 2004 to redevelop and market the property formerly known as the Robert Mueller Municipal Airport. Our exposure will increase should public financing and sales revenues be insufficient to meet current or projected financial requirements.

•	Our maximum exposure in the current financial statements as a result of our involvement with these variable interest entities is $11.9 million as of March 31, 2005.

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

We own an interest in a limited liability company of a residential project near Sacramento, California. At March 31, 2005, the book value of our investment is approximately $13.2 million and the terms of the investment require additional contributions from the members should there be insufficient operating funds (see Note 8, Commitments and Contingencies). The project is located in a county known to contain naturally occurring asbestos in native rock material. The EPA has conducted studies for potential risks associated with asbestos exposure from the native rock materials at various locations including at a school site that is adjacent to our project, and the EPA has concluded that its initial exposure study raises further concerns. At this time we do not know if the results of the studies will have any adverse impact on the project, and the ultimate impact to our financial statements is undeterminable.

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

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At March 31, 2005, we did not have any interest rate protection contracts outstanding.

As of March 31, 2005, approximately 88.3% of our debt bears interest at fixed rates and has a weighted average maturity of 5.4 years and a weighted average coupon rate of 6.68%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. Our variable rate debt has a weighted average maturity of 4.3 years and a weighted average coupon rate of 4.09%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. If the coupon interest rate increased 100 basis points (1%), the annual short-term effect would be an increase in interest expense and capitalized interest cost, which would have an impact on our cash position of approximately $0.8 million, based on the outstanding balance of our floating rate debt net of cash investments and restricted cash at March 31, 2005. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

As of March 31, 2005, approximately $10.0 million of our $296.1 million of notes receivable carry interest at variable rates. If interest rates on these variable notes change 100 basis points (1%), the annual effect will be a change in our interest income of approximately $0.1 million. We believe that the moderate change in interest income will not materially affect our financial position, results of operation, or cash flow.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), and the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2005. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATELLUS DEVELOPMENT CORPORATION

Date: May 6, 2005	By:	/s/ C. WILLIAM HOSLER
C. William Hosler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2005	By:	/s/ EDWARD F. SHAM
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