Form 10-Q
period 2005-06-30
CATELLUS DEVELOPMENT CORP
filed 2005-08-05
CIK 1228862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2005

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

As of August 1, 2005 there were 103,678,456 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Properties	$2,381,584	$2,316,289
Less accumulated depreciation	(487,227)	(490,409)
	1,894,357	1,825,880
Other assets and deferred charges, net	206,377	224,932
Notes receivable, less allowance	236,170	329,758
Accounts receivable, less allowance	26,902	35,800
Assets held for sale	55,484	10,336
Restricted cash and investments	12,852	29,569
Cash and cash equivalents	61,265	252,069
Total	$2,493,407	$2,708,344

Liabilities and stockholders’ equity
Mortgage and other debt	$1,208,835	$1,440,528
Accounts payable and accrued expenses	110,872	201,238
Deferred credits and other liabilities	284,187	286,780
Liabilities associated with assets held for sale	81,891	88
Deferred income taxes	51,231	36,119
Total liabilities	1,737,016	1,964,753
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.01 par value, 105,086 and 104,720 shares issued, and 103,941 and 103,317 shares outstanding at June 30, 2005 and December 31, 2004, respectively	1,051	1,047
Paid-in capital	517,089	509,407
Unearned value of restricted stock and restricted stock unit grants (1,145 and 1,403 shares at June 30, 2005 and December 31, 2004, respectively)	(21,474)	(23,049)
Accumulated earnings	259,725	256,186
Total stockholders’ equity	756,391	743,591
Total	$2,493,407	$2,708,344

See notes to Condensed Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues
Rental revenue	$74,725	$72,428	$148,924	$144,203
Sales revenue	31,990	7,299	65,134	44,990
Management, development and other fees	3,250	758	10,794	2,457
	109,965	80,485	224,852	191,650
Costs and expenses
Property operating costs	(20,782)	(18,092)	(41,057)	(36,932)
Cost of sales	(20,141)	(4,874)	(43,036)	(27,964)
Selling, general and administrative expenses	(13,234)	(12,611)	(25,524)	(25,562)
Depreciation and amortization	(17,587)	(18,045)	(35,505)	(34,939)
	(71,744)	(53,622)	(145,122)	(125,397)
Operating income	38,221	26,863	79,730	66,253
Other income
Equity in earnings of operating joint ventures, net	2,665	2,379	5,498	4,793
Equity in earnings of development joint ventures, net	6,651	3,391	11,737	4,618
Gain on non-strategic asset sales	—	16,380	20	16,441
Interest income	8,883	2,461	17,778	5,238
Other	780	956	869	1,257
	18,979	25,567	35,902	32,347
Other expenses
Interest expense	(15,017)	(15,314)	(31,339)	(29,627)
REIT transition costs	—	(208)	—	(420)
Other	158	(1,819)	(1,340)	(2,249)
	(14,859)	(17,341)	(32,679)	(32,296)
Income before income taxes and discontinued operations	42,341	35,089	82,953	66,304
Income tax expense	(9,246)	(982)	(17,394)	(1,913)
Income from continuing operations	33,095	34,107	65,559	64,391
Discontinued operations, net of income tax:
(Loss) gain from disposal of discontinued operations	(17)	398	716	2,014
(Loss) income from discontinued operations	(6,896)	829	(6,775)	1,020
Net (loss) gain from discontinued operations	(6,913)	1,227	(6,059)	3,034
Net income	$26,182	$35,334	$59,500	$67,425
Income per share from continuing operations
Basic	$0.32	$0.33	$0.63	$0.63
Assuming dilution	$0.31	$0.33	$0.62	$0.62
(Loss) income per share from discontinued operations
Basic	$(0.07)	$0.01	$(0.06)	$0.03
Assuming dilution	$(0.06)	$0.01	$(0.06)	$0.03
Net income per share
Basic	$0.25	$0.34	$0.57	$0.66
Assuming dilution	$0.25	$0.34	$0.56	$0.65
Average number of common shares outstanding-basic	103,912	103,023	103,832	102,933
Average number of common shares outstanding-diluted	105,457	104,078	105,406	104,116
Dividends declared per share	$0.27	$0.27	$0.54	$0.54

See notes to Condensed Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$59,500	$67,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,505	34,939
Deferred income tax (benefit) provision	15,112	(5,237)
Deferred gain recognized	(4,524)	(8,707)
Amortization of deferred loan fees and other costs	2,588	2,624
Equity in earnings of joint ventures	(17,235)	(9,411)
Gain on sales of investment property	(540)	(2,014)
Operating distributions from joint ventures	3,948	18,540
Cost of development property and non-strategic assets sold	41,585	47,056
Capital expenditures for development property	(28,340)	(33,119)
Other, net	3,805	4,729
Change in notes receivable	93,588	24,459
Change in deferred credits and other liabilities	12,645	18,581
Change in other operating assets and liabilities	(11,023)	(54,587)
Net cash provided by operating activities	206,614	105,278

Cash flows from investing activities:
Property acquisitions	(42,627)	(3,316)
Capital expenditures for investment property	(78,684)	(100,110)
Tenant improvements	(3,554)	(3,042)
Reimbursable construction costs	—	2,313
Net proceeds from sale of investment property	2,852	9,649
Contributions to joint ventures	(2,130)	(600)
Decrease in restricted cash and investments	16,717	61,135
Net cash used in investing activities	(107,426)	(33,971)

Cash flows from financing activities:
Borrowings	—	107,131
Repayment of borrowings	(190,380)	(132,025)
Dividends	(102,265)	(55,418)
Proceeds from issuance of common stock	2,653	3,718
Net cash used in financing activities	(289,992)	(76,594)
Net decrease in cash and cash equivalents	(190,804)	(5,287)
Cash and cash equivalents at beginning of period	252,069	45,931
Cash and cash equivalents at end of period	$61,265	$40,644
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$31,545	$29,789
Income taxes	$1,632	$24,796
Non-cash financing activities:
Debt forgiveness-property reconveyance/reduction	$(2,383)	$(8,946)

See notes to Condensed Consolidated Financial Statements.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

On June 6, 2005, the Company and ProLogis announced that their boards had unanimously approved a definitive merger agreement under which ProLogis will acquire all of the outstanding common stock of Catellus for a total consideration of approximately $5.6 billion, including assumed liabilities and transaction costs (see Note 13).

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

Partnership accounting

At June 30, 2005, the Company holds significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”. The Company’s significant variable interests are in the form of equity interests in two of its unconsolidated joint ventures and its participation in a master development agreement:

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

The Company’s exposure in the current financial statements as a result of its involvement with these variable interest entities is $17.5 million as of June 30, 2005.

Accounting for stock-based compensation

At June 30, 2005, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. All options when granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As a result of a stock option exchange offer related to the REIT conversion, the Company is required to recognize compensation expense related to the outstanding grants of $0.3 million and $0.5 million for the three months ended June 30, 2005 and 2004, respectively, and $(0.03) million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively (see Note 11). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net income, as reported	$26,182	$35,334	$59,500	$67,425
Add: Stock-based employee compensation (credit) expense included in reported net income	257	471	(34)	1,661
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(123)	(367)	(261)	(749)
Pro forma net income	$26,316	$35,438	$59,205	$68,337
Earnings per share:
Basic—as reported	$0.25	$0.34	$0.57	$0.66
Basic—pro forma	$0.25	$0.34	$0.57	$0.66
Diluted—as reported	$0.25	$0.34	$0.56	$0.65
Diluted— pro forma	$0.25	$0.34	$0.56	$0.66

During 2004, the Compensation and Benefits Committee of the Company’s Board of Directors established two performance-based executive award plans under the Company’s 2003 Performance Award Plan: the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). Awards under the TIP were granted in 2004 and LTIP were granted in 2004 and 2005. The awards granted are non-voting units of measurement (“Performance Units”) that are deemed to represent one share of the Company’s common stock. Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of the Company’s common stock. Dividend equivalents are credited to participants’ accounts as additional Performance Units. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. Subsequent awards under the LTIP were granted in 2005 with a performance period from January 1, 2005 to December 31, 2007.  The earliest date TIP awards were eligible to begin vesting was December 31, 2004 if at least 50% of defined performance targets were achieved by that date and certain time vesting requirements as to certain participants were met.  If any defined performance targets are not 100% achieved by December 31, 2006, the remaining unvested performance units will be forfeited. TIP awards are payable in the Company’s common stock. The initial and subsequent LTIP awards vest at December 31, 2006 and 2007, respectively, if the Company’s total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. LTIP awards are payable 50% in the Company’s common stock and 50% in cash.

At June 30, 2005, 312,278 Performance Units, representing the aggregate number initially awarded under both plans, less vested TIP Performance Units distributed in common stock, plus additional Performance Units from dividend equivalents on previously existing Performance Units, have been credited to participants’ accounts, subject to the vesting requirements discussed in the preceding paragraph. As required by APB 25, the Company has recognized $1.2 million and $1.3 million as compensation expense during the three months ended June 30, 2005 and 2004, respectively, and $2.1 million and $2.6 million during the six months ended June 30, 2005 and 2004, respectively, with the corresponding liability recorded in “Accounts payable and accrued expenses” in the accompanying Condensed Consolidated Balance Sheet. For purposes of recognizing compensation expense, TIP performance is based on the Company’s current estimate of the timing for achieving performance targets, and LTIP performance is measured on the basis of actual results as of June 30, 2005. The Company estimates that as of June 30, 2005, 95.7% of the TIP performance targets have been achieved. Actual performance under the LTIP is not determinable until the performance periods for the initial and subsequent awards end on December 31, 2006 and 2007, respectively. Certain TIP performance targets were 100% achieved as of December 31, 2004, and therefore were eligible for 100% vesting. However, for purposes of vesting under the TIP, since at least 50% but less than 100% of the other defined performance targets were met as of December 31, 2004, the Compensation and Benefits Committee could only certify the achievement of 50% of such targets as of December 31, 2004. In February 2005 and May 2005, the Compensation and Benefits Committee certified the achievement of the defined performance targets to an extent which resulted in the performance vesting of 85% of all TIP Performance Units, subject to the time vesting requirements as to certain participants, as discussed in the preceding paragraph.

During 2005, the Company granted to certain officers and employees an aggregate of 169,845 shares of restricted stock with a fair market value of $4.8 million as of the grant date.  Shares of restricted stock are entitled to dividends.

During 2005, the Company granted to non-employee directors an aggregate of 14,744 Director Restricted Stock Units with a fair market value of $0.4 million as of the grant date. Director Restricted Stock Units are entitled to dividend equivalents.

The Company expenses dividends paid on unvested restricted stock and dividend equivalents paid on restricted stock units, Director Restricted Stock Units, and Director Stock Units.  For the three months ended June 30, 2005 and 2004, such dividends and dividend equivalents paid were $0.4 million and $0.3 million, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.

If the proposed merger under the definitive merger agreement between the Company and ProLogis (as announced on June 6, 2005) is completed, all outstanding vested and unvested stock options will be canceled as of the effective time of the merger.  Each holder of a canceled stock option will receive $33.81 for each share of Catellus common stock subject to the canceled option, less the exercise price and any applicable withholding taxes, payable in the form of 65% ProLogis common shares and 35% cash.  In addition, if the merger is completed, the outstanding TIP and LTIP Performance Units, restricted stock units, Director Restricted Stock Units and Director Stock Units will be canceled as of the effective time of the merger.  The holder of each such canceled unit will receive $33.81 for each share subject to the canceled unit, less any applicable withholding taxes, payable in the form of 65% ProLogis common shares and 35% cash.

New accounting standards

In December 2004, the FASB issued Statement of Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods or services.  This statement is effective for fiscal years that begin after June 15, 2005 (as extended by the Securities and Exchange Commission).  The Company will adopt SFAS 123R in the time frame required and it is anticipated that the Company will elect the modified prospective application transition method without restatement of prior interim periods.  The initial adoption of SFAS 123R will not have a significant effect on the financial position, results of operations, or cash flow of the Company.

Acquisition of joint venture interest

On June 1, 2005, the Company acquired the remaining 50 percent interest in Pacific Market Investment Company, LLC, an investment previously held as a joint venture.  In accordance with FAS 141, Business Combinations, the results of Pacific Market Investment Company, LLC’s operations have been included in the consolidated financial statements since the acquisition date.  The aggregate purchase price was $36.7 million and included a $19.7 million loan assumption, and $17.0 million of cash.  The value of the hotel was determined based on the current market price for investments of similar age, condition, and location.  Pacific Market Investment Company, LLC owns and operates an Embassy Suites Hotel in San Diego, California.

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

In 2003, as part of the restructuring activities to enable the Company to operate as a REIT, the Company created subsidiaries that qualify (subject to certain size limitations) as taxable REIT subsidiaries under the REIT rules (“TRS”), which are subject to federal and state income taxes. Accordingly, the Company will still be liable for federal and state taxes with respect to income earned in the TRS. As a result of this future tax liability, certain assets of the TRS carry temporary differences between book and tax amounts that are reflected as net deferred tax liabilities at the TRS and in the Condensed Consolidated Balance Sheet. Also, a majority of the Company’s assets owned as of December 31, 2003, which were transferred into the REIT, had values in excess of tax basis (“built-in-gain”) of approximately $1.7 billion. Under the REIT rules, the Company is liable for the tax on this built-in-gain if it is realized in a taxable transaction (as for example by sale of the asset) before January 1, 2014. The Company believes that it will pay taxes on built-in-gains on the Company’s assets subject to purchase options in the event the Company cannot effectuate a tax-free exchange. As a result of this future tax liability, the temporary differences between book and tax amounts for these assets will continue to be reflected as net deferred tax liabilities in the Condensed Consolidated Balance Sheet. In addition, the Company’s 1999 and later federal and state tax returns are still open with certain returns currently under audit, which may result in additional taxes with respect to these prior years. In 2003, the Company has provided for a current tax liability, currently totaling approximately $126 million, related to certain transactions under audit where it has taken a tax benefit, but the tax impact is uncertain. Lastly, the Company expects that once certain tasks are completed, certain of the Company’s assets not currently in the TRS will later be contributed to the TRS and carry temporary differences between book and tax amounts which will result in current tax liabilities.

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

Income tax expense for the six months ended June 30, 2005 was generated at both the REIT level and the TRS. The TRS income before income taxes was $36.7 million with an effective overall rate of 41.22%. The Company has accrued $2.3 million for state taxes at the REIT level to reflect state tax liability resulting from projected taxable income in California in excess of federal taxable income that is not distributed to stockholders and additional taxes with respect to a proposed California adjustment for a mortgage REIT subsidiary. Income tax (expense) benefit for the six months ended June 30, 2004 was generated only at the TRS level. The TRS income before income taxes for the six months ended June 30, 2004 was $4.8 million with an effective overall rate of 40.08%.

Income tax (expense) benefit on consolidated income from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Current	$4,088	$(2,120)	$(2,282)	$(7,150)
Deferred	(13,334)	1,138	(15,112)	5,237
Total	$(9,246)	$(982)	$(17,394)	$(1,913)

Non-strategic asset sales

During the second quarter 2004, the Company sold substantially all of its remaining dessert properties for $16.4 million.

Note 3. Restricted Cash and Investments

Of the total restricted cash and investments of $12.9 million at June 30, 2005, and $29.6 million at December 31, 2004, $0.2 million and $18.9 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis.  Approximately $12.0 million and $10.0 million at June 30, 2005 and December 31, 2004, respectively, represents funds in escrow for environmental work related to a land acquisition. Approximately $0.7 million at June 30, 2005 and December 31, 2004, represent funds held in pledge accounts at a bank until certain loan collateral pool requirements are met.

Note 4. Income Per Share

Income from continuing and discontinued operations per share of common stock applicable to common stockholders is computed by dividing respective income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

	Three months Ended June 30,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$33,095	103,912	$0.32	$34,107	103,023	$0.33

Effect of dilutive securities:
Stock options	—	570		—	699
Restricted stock and restricted stock units	—	763		—	350
Other compensation incentive plans	—	212		—	6

Income from continuing operations assuming dilution	$33,095	105,457	$0.31	$34,107	104,078	$0.33

Net (loss) gain from discontinued operations	$(6,913)	103,912	$(0.07)	$1,227	103,023	$0.01

Effect of dilutive securities:
Stock options	—	570		—	699
Restricted stock and restricted stock units	—	763		—	350
Other compensation incentive plans	—	212		—	6

Net (loss) gain from discontinued operations assuming dilution	$(6,913)	105,457	$(0.06)	$1,227	104,078	$0.01

Net income	$26,182	103,912	$0.25	$35,334	103,023	$0.34

Effect of dilutive securities:
Stock options	—	570		—	699
Restricted stock and restricted stock units	—	763		—	350
Other compensation incentive plans	—	212		—	6

Net income assuming dilution	$26,182	105,457	$0.25	$35,334	104,078	$0.34

	Six months Ended June 30,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$65,559	103,832	$0.63	$64,391	102,933	$0.63

Effect of dilutive securities:
Stock options	—	594		—	780
Restricted stock and restricted stock units	—	757		—	396
Other compensation incentive plans	—	223		—	7

Income from continuing operations assuming dilution	$65,559	105,406	$0.62	$64,391	104,116	$0.62

Net (loss) gain from discontinued operations	$(6,059)	103,832	$(0.06)	$3,034	102,933	$0.03

Effect of dilutive securities:
Stock options	—	594		—	780
Restricted stock and restricted stock units	—	757		—	396
Other compensation incentive plans	—	223		—	7

Net (loss) gain from discontinued operations assuming dilution	$(6,059)	105,406	$(0.06)	$3,034	104,116	$0.03

Net income	$59,500	103,832	$0.57	$67,425	102,933	$0.66

Effect of dilutive securities:
Stock options	—	594		—	780
Restricted stock and restricted stock units	—	757		—	396
Other compensation incentive plans	—	223		—	7

Net income assuming dilution	$59,500	105,406	$0.56	$67,425	104,116	$0.65

Note 5. Mortgage and Other Debt

Mortgage and other debt at June 30, 2005 and December 31, 2004, are summarized as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Fixed rate mortgage loans	$1,059,686	$1,084,259
Floating rate mortgage loans	87,874	114,689
Assessment district bonds	60,531	63,210
Construction loans	—	30,000
Revolving credit facility	—	148,000
Other loans	744	370
Mortgage and other debt	1,208,835	1,440,528
Liabilities of assets held for sale:
Fixed rate mortgage loans	54,755	—
Floating rate mortgage loans	25,297	—
Total mortgage and other debt	$1,288,887	$1,440,528

Due within one year	$190,939	$142,429

During the second quarter of 2005, the Company acquired the remaining 50% interest in Pacific Market Investment Company (“PMIC”) from its joint venture partner (see Note 2).  As a result, it now consolidates the assets and liabilities of PMIC which include a $40.7 million fixed rate mortgage loan bearing interest at 6.56% with a 25-year amortization schedule and maturity in April 2013.

Interest costs relating to mortgage and other debt for the three and six months ended June 30, 2005 and 2004, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Total interest incurred	$20,783	$21,443	$42,035	$43,017
Interest capitalized	(4,495)	(4,751)	(8,166)	(10,572)
Interest expensed	16,288	16,692	33,869	32,445
Less discontinued operations	(1,271)	(1,378)	(2,530)	(2,818)
Interest expense from continuing operations	$15,017	$15,314	$31,339	$29,627

Note 6. Property

Book value by property type consists of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Rental properties:
Industrial buildings	$1,299,473	$1,278,227
Office buildings	285,488	383,763
Retail buildings	134,768	105,066
Ground leases and other	257,299	178,007
Investment in operating joint ventures	(13,512)	(21,184)
	1,963,516	1,923,879
Developable properties:
Commercial	211,918	173,305
Urban	55,292	80,959
Investment in development joint ventures	28,409	13,852
	295,619	268,116
Work-in-process:
Commercial	99,726	97,624
Urban	—	8,380
	99,726	106,004

Furniture, fixtures and equipment	22,017	17,584
Other	706	706
Gross book value	2,381,584	2,316,289
Accumulated depreciation	(487,227)	(490,409)
Net book value	$1,894,357	$1,825,880

During the second quarter of 2005, the Company acquired the remaining 50% interest in Pacific Market Investment Company (see Note 2).  The acquisition increased the book value of the Company’s properties $62.3 million.

At June 30, 2005, two office properties with a book value of $94.9 million were under contract to be sold and therefore classified as “Assets held for sale” on the Condensed Consolidated Balance Sheet (see Note 10).

Note 7. Segment Reporting

The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business between long-term operations and those which the Company intends to transition out of over time and before the adjustments for discontinued operations. The Company has two reportable segments: Core Segment, and Urban, Residential and Other Segment (“URO”). Core Segment includes (1) the management and leasing of the Company’s rental portfolio, (2) commercial development activities, which focuses primarily on acquiring and developing suburban commercial business parks for the Company’s own rental portfolio and selling land and/or buildings that the Company has developed to users and other parties, and (3) select land development opportunities that may not always be industrial, especially projects that may not require significant capital investment on the Company’s part, where the Company can utilize its land development skills. URO includes the remaining residential projects, urban development activities and desert land sales, which the Company intends to transition out of over time of which a majority portion was sold during 2004, and REIT transition costs, including tax matters prior to becoming a REIT.

Inter-segment gains and losses are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified.

Financial data by reportable segment is as follows:

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended June 30, 2005
Revenue
Rental revenue	$78,714	$—	$78,714	$(3,989)	$74,725
Sales revenue	18,726	13,264	31,990	—	31,990
Management, development and other fees	3,250	—	3,250	—	3,250
	100,690	13,264	113,954	(3,989)	109,965

Costs and expenses
Property operating costs	(22,830)	—	(22,830)	2,048	(20,782)
Cost of sales	(16,318)	(3,840)	(20,158)	17	(20,141)
Selling, general and administrative expenses	(10,392)	(2,842)	(13,234)	—	(13,234)
Depreciation and amortization	(18,271)	(93)	(18,364)	777	(17,587)
	(67,811)	(6,775)	(74,586)	2,842	(71,744)
Operating income	32,879	6,489	39,368	(1,147)	38,221

Other income
Equity in earnings of operating joint ventures, net	2,665	—	2,665	—	2,665
Equity in earnings of development joint ventures, net	1,307	5,344	6,651	—	6,651
Gain on non-strategic asset sales	—	—	—	—	—
Interest income	7,878	1,005	8,883	—	8,883
Other	645	135	780	—	780
	12,495	6,484	18,979	—	18,979
Other expenses
Interest expense	(16,288)	—	(16,288)	1,271	(15,017)
Other	(6,206)	(425)	(6,631)	6,789	158
	(22,494)	(425)	(22,919)	8,060	(14,859)
Income before income taxes and discontinued operations	22,880	12,548	35,428	6,913	42,341
Income tax expense	(1,328)	(7,918)	(9,246)	—	(9,246)
Income from continuing operations	21,552	4,630	26,182	6,913	33,095
Discontinued operations, net of tax:
Loss from disposal of discontinued operations	—	—	—	(17)	(17)
Loss from discontinued operations	—	—	—	(6,896)	(6,896)
Net loss from discontinued operations	—	—	—	(6,913)	(6,913)
Net income	$21,552	$4,630	$26,182	$—	$26,182

Financial data by reportable segment is as follows:

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Three Months Ended June 30, 2004
Revenue
Rental revenue	$78,011	$—	$78,011	$(5,583)	$72,428
Sales revenue	10,980	2,691	13,671	(6,372)	7,299
Management, development and other fees	542	216	758	—	758
	89,533	2,907	92,440	(11,955)	80,485
Costs and expenses
Property operating costs	(20,283)	—	(20,283)	2,191	(18,092)
Cost of sales	(8,311)	(2,537)	(10,848)	5,974	(4,874)
Selling, general and administrative expenses	(7,247)	(5,364)	(12,611)	—	(12,611)
Depreciation and amortization	(18,957)	(273)	(19,230)	1,185	(18,045)
	(54,798)	(8,174)	(62,972)	9,350	(53,622)
Operating income (loss)	34,735	(5,267)	29,468	(2,605)	26,863
Other income
Equity in earnings of operating joint ventures, net	2,379	—	2,379	—	2,379
Equity in earnings of development joint ventures, net	—	3,391	3,391	—	3,391
Gain on non-strategic asset sales	—	16,380	16,380	—	16,380
Interest income	1,813	648	2,461	—	2,461
Other	(18)	974	956	—	956
	4,174	21,393	25,567	—	25,567
Other expenses
Interest expense	(16,692)	—	(16,692)	1,378	(15,314)
REIT transition costs	—	(208)	(208)	—	(208)
Other	(731)	(1,088)	(1,819)	—	(1,819)
	(17,423)	(1,296)	(18,719)	1,378	(17,341)

Income before income taxes and discontinued operations	21,486	14,830	36,316	(1,227)	35,089
Income taxes	(553)	(429)	(982)	—	(982)
Income from continuing operations	20,933	14,401	35,334	(1,227)	34,107
Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	398	398
Income from discontinued operations	—	—	—	829	829
Net gain from discontinued operations	—	—	—	1,227	1,227
Net income	$20,933	$14,401	$35,334	$—	$35,334

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Six Months Ended June 30, 2005

Revenue
Rental revenue	$157,114	$—	$157,114	$(8,190)	$148,924
Sales revenue	41,042	26,978	68,020	(2,886)	65,134
Management, development and other fees	6,960	3,834	10,794	—	10,794
	205,116	30,812	235,928	(11,076)	224,852
Costs and expenses
Property operating costs	(45,130)	—	(45,130)	4,073	(41,057)
Cost of sales	(30,265)	(14,941)	(45,206)	2,170	(43,036)
Selling, general and administrative expenses	(20,113)	(5,411)	(25,524)	—	(25,524)
Depreciation and amortization	(36,874)	(204)	(37,078)	1,573	(35,505)
	(132,382)	(20,556)	(152,938)	7,816	(145,122)
Operating income (loss)	72,734	10,256	82,990	(3,260)	79,730
Other income
Equity in earnings of operating joint ventures, net	5,498	—	5,498	—	5,498
Equity in earnings of development joint ventures, net	2,841	8,896	11,737	—	11,737
Gain on non-strategic asset sales	—	20	20	—	20
Interest income	15,861	1,917	17,778	—	17,778
Other	662	207	869	—	869
	24,862	11,040	35,902	—	35,902
Other expenses
Interest expense	(33,869)	—	(33,869)	2,530	(31,339)
Other	(7,761)	(368)	(8,129)	6,789	(1,340)
	(41,630)	(368)	(41,998)	9,319	(32,679)
Income before income taxes and discontinued operations	55,966	20,928	76,894	6,059	82,953
Income taxes	(4,564)	(12,830)	(17,394)	—	(17,394)
Income from continuing operations	51,402	8,098	59,500	6,059	65,559
Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	716	716
(Loss) income from discontinued operations	—	—	—	(6,775)	(6,775)
Net loss from discontinued operations	—	—	—	(6,059)	(6,059)
Net income	$51,402	$8,098	$59,500	$—	$59,500

	Core	URO	Subtotal	Discontinued Operations	Total
	(In thousands)
Six Months Ended June 30, 2004

Revenue
Rental revenue	$155,176	$—	$155,176	$(10,973)	$144,203
Sales revenue	41,564	13,348	54,912	(9,922)	44,990
Management, development and other fees	1,526	931	2,457	—	2,457
	198,266	14,279	212,545	(20,895)	191,650
Costs and expenses
Property operating costs	(41,699)	—	(41,699)	4,767	(36,932)
Cost of sales	(23,167)	(12,705)	(35,872)	7,908	(27,964)
Selling, general and administrative expenses	(13,887)	(11,675)	(25,562)	—	(25,562)
Depreciation and amortization	(36,734)	(573)	(37,307)	2,368	(34,939)
	(115,487)	(24,953)	(140,440)	15,043	(125,397)
Operating income (loss)	82,779	(10,674)	72,105	(5,852)	66,253
Other income
Equity in earnings of operating joint ventures, net	4,793	—	4,793	—	4,793
Equity in earnings of development joint ventures, net	—	4,618	4,618	—	4,618
Gain on non-strategic asset sales	—	16,441	16,441	—	16,441
Interest income	4,188	1,050	5,238	—	5,238
Other	266	991	1,257	—	1,257
	9,247	23,100	32,347	—	32,347
Other expenses
Interest expense	(32,445)	—	(32,445)	2,818	(29,627)
REIT transition costs	—	(420)	(420)	—	(420)
Other	(749)	(1,500)	(2,249)	—	(2,249)
	(33,194)	(1,920)	(35,114)	2,818	(32,296)
Income before income taxes and discontinued operations	58,832	10,506	69,338	(3,034)	66,304
Income taxes	(5,885)	3,972	(1,913)	—	(1,913)
Income from continuing operations	52,947	14,478	67,425	(3,034)	64,391
Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	2,014	2,014
Income from discontinued operations	—	—	—	1,020	1,020
Net gain from discontinued operations	—	—	—	3,034	3,034
Net income	$52,947	$14,478	$67,425	$—	$67,425

Note 8. Commitments and Contingencies

The Company has standby letters of credit related to various development projects, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These standby letters of credit, guarantees and capital contribution commitments as of June 30, 2005, are summarized in the following categories (in thousands):

Off-balance sheet liabilities:
Standby letters of credit	$52,689
Debt service guarantees	213
Contribution requirements	6,850
Sub-total	59,752
Liabilities included in balance sheet:
Standby letters of credit	10,836
Total	$70,588

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are to guarantee the construction of infrastructure and public improvements as a requirement of entitlement. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements. As of June 30, 2005, the Company has a total of $63.5 million in these standby letters of credit, which are scheduled to expire between August 2005 and June 2006.  Of this total, $52.7 million is off-balance sheet ($46.5 million in financial letters of credit and $6.2 million in performance letters of credit).  The remaining $10.8 million is related to obligations that are reflected in “Mortgage and other debt” in the Company’s Condensed Consolidated Balance Sheet and were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $52.7 million in letters of credit that are related to non-balance sheet items. When the assessment district bonds are consolidated, the full issuance proceeds amount is consolidated in “Mortgage and other debt” with a corresponding asset in “Other assets and deferred charges, net.” An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At June 30, 2005, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for one of its unconsolidated joint ventures. At June 30, 2005, based on the joint venture’s outstanding balance, these debt guarantees totaled $0.2 million and are scheduled to expire between October 2005 and December 2005. Debt service guarantees are typical business arrangements commonly required of real estate developers. An example of the types of event that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At June 30, 2005, the Company has not been required to satisfy any amounts under these debt service guarantees.

The Company is required to make additional capital contributions to four of its unconsolidated joint ventures if additional capital contributions are necessary to fund development costs or operating shortfalls. The Company agreed with two unconsolidated joint ventures, Serrano Associates, LLC and SAMS Venture, LLC, to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of June 30, 2005, the Company cumulatively contributed $20.0 million to Serrano Associates, LLC as additional contributions and $4.0 million as additional contributions to SAMS Venture, LLC. The Company is also required to make additional capital contributions to another two of its unconsolidated joint ventures should additional capital contributions be necessary (see chart below). As of June 30, 2005, the Company does not expect to fund any significant capital contributions beyond the maximum capital requirements.

	Contribution Committed	Remaining Contribution Commitment
	(In thousands)
Talega Village, LLC (1)	$14,000	$4,570
Parkway Company, LLC	38,000	2,280
	$52,000	$6,850

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

In addition to the contingent liabilities summarized in the table above, the Company also has the following contingencies:

Prior to the November 2004 sales of a significant portion of the Company’s remaining urban and residential development assets to FOCIL Holdings LLC (“FOCIL”), an affiliate of Farallon Capital Management, L.L.C. (see Note 12), the Company had already negotiated on certain land asset sales and agreed to provide acquisition financings, up to $164 million, to these third party purchasers.  A substantial portion of the money required to fund the $164 million financing will come from the paydowns under the loans to FOCIL as part of the FOCIL transaction in November 2004.  These land parcels were ultimately included as part of the assets sold to FOCIL. Therefore, as FOCIL eventually finalizes the sale of these land parcels, the Company will provide the financing to these third party purchasers, as previously agreed. As of June 30, 2005, the Company has financed $26.2 million on one of these sales.  During the second quarter of 2005, two additional sales were closed, however, approximately $23 million of the agreed-upon acquisition financings was not required. Therefore, subsequent to the end of this quarter, the remaining agreed-upon acquisition financing is approximately $115 million.

As of June 30, 2005, $30.0 million of Community Facility District bonds were sold to finance public infrastructure improvements at a Company project. The Company is required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the project is insufficient. As of June 30, 2005, the Company does not expect to be required to satisfy any shortfall in annual debt service obligation for these bonds other than through its payment of normal project and special district taxes. Subsequently, on July 21, 2005, an additional $38.0 million of Community Facility District bonds were sold.

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

At June 30, 2005, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $2.3 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $8.6 million of similar costs relating to the Company’s properties to be developed or sold. In addition, the Company has approximately $12.0 million in escrow for environmental work related to a land acquisition (see Note 3). The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the six months ended June 30, 2005 and 2004 totaled $0.2 million and $1.9 million, respectively. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

The Company owns an interest in a limited liability company of a residential project near Sacramento, California.  At June 30, 2005, the book value of our investment is approximately $17.6 million and the terms of the investment require additional contributions from the members should there be insufficient operating funds (see Liquidity and Capital Resources section). The project is located in a county known to contain naturally occurring asbestos in native rock material.  The EPA has conducted studies for potential risks associated with asbestos exposure from the native rock materials at various locations, including at a school site that is adjacent to the Company’s project, and the EPA has concluded that its initial exposure study raises further concerns. At this time the Company does not know if the results of the studies will have any adverse impact on the project, and the ultimate impact to its financial statements is undeterminable.

Note 9. Related Party Transactions

The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively, primarily from SAMS Venture, LLC. Fees earned were $0.3 million and $1.2 million for the three and six months ended June 30, 2004, respectively, primarily from Third and King Investors, LLC, with the remainder primarily from SAMS Venture, LLC. Deferred fees of $1.5 million primarily from SAMS Venture, LLC, Serrano Associates, LLC and Bergstrom Partners, L.P. at June 30, 2005, will be earned as completed projects are sold or the venture is sold or liquidated. In 2004, the Company sold its investment in Third and King Investors, LLC.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent and reimbursable payments of $1.3 million and $2.5 million were received and recognized as rental income during the three and six months ended June 30, 2004, respectively. This joint venture investment was sold in 2004.

The Company has a $4.6 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the joint venture and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 for each of the three-month periods ended June 30, 2005 and 2004, and $68,000 for each of the six-month periods ended June 30, 2005 and 2004. This lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.1 million for each of the three-month periods ended June 30, 2005 and 2004, $0.2 million for each of the six-month periods ended June 30, 2005 and 2004 and has recorded a $2.8 million receivable and a $1.3 million reserve associated with this lease. The venture’s current projection reflects approximately $0.2 million available funds, per year, to pay down this receivable.

In January 2004, the Company sold its 45% investment interest in Colorado International Center, an unconsolidated joint venture, for its capital investment balance of $0.3 million to an entity whose principal was a former Company employee.

Note 10. Discontinued Operations

In general, sales of rental property are classified as discontinued operations. Therefore, income or loss attributed to the operations and gain or loss on rental property sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the period up to June 30, 2005. Additionally, all periods presented will likely require further reclassification in future periods as additional sales of rental properties occur.

Discontinued operations activities for the three and six months ended June 30, 2005 and 2004, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Gain from disposal of discontinued operations
Sales revenue	$—	$6,372	$2,886	$9,922
Cost of sales	(17)	(5,974)	(2,170)	(7,908)
	(17)	398	716	2,014
Income tax expense	—	—	—	—
Net (loss) gain	$(17)	$398	$716	$2,014
Rental Revenue	$3,989	$5,583	$8,190	$10,973
(Loss) income from discontinued operations (1)	$(6,896)	$829	$(6,775)	$1,020
Income tax expense	—	—	—	—
Net (loss) income	$(6,896)	$829	$(6,775)	$1,020

(1)    An impairment charge of $6.8 million was recognized in the second quarter of 2005 for an office building which is under contract to be sold.

Asset and liability balances of rental properties under contract to be sold at June 30, 2005 and December 31, 2004, consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)

Assets
Properties	$94,908	$10,949
Accumulated depreciation	(43,869)	(894)
Net	51,039	10,055
Other assets	4,445	281
Total assets	55,484	10,336

Liabilities
Mortgage and other debt	(80,052)	(—)
Payable	(1,214)	(27)
Other liabilities	(625)	(61)
Total liabilities	(81,891)	(88)
Net (liabilities) assets	$(26,407)	$10,248

Note 11. REIT Conversion

On January 5, 2004, the Company announced that it had completed the restructuring of its operations to qualify as a REIT and began operating as a REIT as of January 1, 2004. The REIT conversion had the following effects on the financial statements as of or for the three months ended June 30, 2005 and 2004:

•                      on May 4, 2005, the Company’s Board declared a regular cash dividend for the quarter ended June 30, 2005, of $0.27 per share of common stock, or $28.0 million, that was paid on July 15, 2005 to stockholders of record at the close of business on June 28, 2005. Subsequently, on July 27, 2005, the Company’s Board declared a regular cash dividend for the quarter ending September 30, 2005, of $0.27 per share of common stock payable on August 31, 2005, to stockholders of record at the close of business on August 16, 2005. In December 2004, the Company’s Board declared a regular cash dividend for the quarter ending December 31, 2004, of $0.27 per share of common stock, or $27.9 million, and a special dividend of $0.45 per share of common stock, or $46.5 million, that were paid on January 18, 2005. Cash dividends of $0.27 per common share for the fourth quarter 2003 and the first, second, and third quarters of 2004 and first quarter of 2005 were paid on January 15, 2004, April 15, 2004, July 15, 2004, October 15, 2004, and April 15, 2005; respectively. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control;

•                      conversion and related restructuring costs of $0.2 million and $0.4 million were paid to third parties for the three and six months ended June 30, 2004, respectively;

•                      one-time costs associated with the stock option exchange offer approximated $32 million, which includes the costs for the restricted stock and restricted stock units of $25.6 million (such cost will be amortized over three years until December 31, 2006), and compensation expenses of $6.6 million as a result of the required variable accounting treatment for the remaining outstanding options upon the expiration of the exchange offer program on October 29, 2003 (such expense will be amortized over the remaining vesting period of the options from November 2003). Amortization costs, for the three months ended June 30, 2005 and 2004 associated with the 2003 stock option exchange offer, which includes the costs for the restricted stock and restricted stock units, were $1.9 million and $2.5 million, respectively, and compensation expenses of $0.3 million and $0.5 million, respectively, were recognized as a result of the required variable accounting treatment for options.  Amortization costs, for the six months ended June 30, 2005 and 2004 associated with the 2003 stock option exchange offer, which includes the costs for the restricted stock and restricted stock units, were $4.1 million and $5.0 million, respectively, and compensation (benefit) expense of $(0.03) million and $1.7 million, respectively, was recognized as a result for the required variable accounting treatment for options.

Note 12. Sale of Non-Core Assets

In November 2004, the Company sold a significant portion of its remaining urban and residential development assets, with a book value of $295.9 million, to FOCIL for $343.3 million.  A sales gain of $4.6 million has been deferred at June 30, 2005 until certain future requirements are met. The purchase price consisted of $68.7 million in cash and $274.6 million in debt financed by the Company that is collateralized by the assets sold.  The financings provided to FOCIL and the additional agreed-upon financings as disclosed at Note 8 were considered in determining initial and continuing involvement for purposes of ensuring the appropriate revenue recognition method. FOCIL has engaged the Company to act as development manager for the assets.  For the three months ended June 30, 2005, the Company has earned $6.3 million in interest and $3.0 million in development and other fees.  For the six months ended June 30, 2005, the Company has earned $13.0 million in interest and $9.6 million in development and other fees, and at June 30, 2005 has deferred the recognition of an additional $10.0 million of development fees until certain future requirements are met.

Note 13. Merger with ProLogis

 On June 6, 2005, the Company and ProLogis announced that their boards have unanimously approved a definitive merger agreement under which ProLogis will acquire all of the outstanding common stock of Catellus for a total consideration of approximately $5.6 billion, including assumed liabilities and transaction costs.  Under the terms of the merger agreement, each Catellus stockholder has the right to elect to receive either 0.822 of a ProLogis common share or $33.81 in cash, without interest, for each share of the Company’s common stock that the stockholder owns immediately prior to the effective time of the merger.  Catellus stockholder elections will be reallocated and prorated to fix the aggregate cash consideration to be paid by ProLogis pursuant to the merger agreement at $1.255 billion, which means that the total merger consideration (regardless of what form of consideration Catellus stockholders may elect to receive) will consist of about 65% ProLogis common shares and about 35% cash.  On July 13, 2005, ProLogis filed with the Securities and Exchange Commission a registration statement on Form S-4, which contains a preliminary joint proxy statement/prospectus. The preliminary joint proxy statement/prospectus provides important information, including detailed risk factors, regarding the proposed merger.  There are a number of conditions that must occur for the merger to close. These conditions include the approval of the merger agreement by the stockholders of both Catellus and ProLogis. It is anticipated that the merger will be completed in September 2005.

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

Catellus was originally formed in 1984 to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders effective in 1990. Our railroad heritage gave us a diverse base of developable properties located near transportation corridors in major western United States markets. This land has proven suitable for the development of a variety of product types, including industrial, retail, office, and residential. Over time, we have expanded our business by acquiring land suitable for primarily industrial development in many of the same suburban locations where we have an established presence as well as additional locations including recent expansion into northern New Jersey.

Our rental portfolio provides a relatively consistent source of earnings and our development activities provide cash flow through sales of land or the conversion of our developable land to property that is either added to our portfolio or sold to tenants, developers, investors or other interested parties. We invest in new land to ensure our potential for growth. As of June 30, 2005 we owned 41.1 million square feet of commercial rental properties, of which approximately 90% is industrial space. Our industrial rental portfolio is geographically diverse, located in major transportation corridors and distribution centers such as southern California, Chicago, Dallas, and Atlanta. The majority of our rental portfolio is of newer construction and leased to diverse, high quality tenants through long-term leases with staggered lease expirations.

On June 6, 2005, Catellus and ProLogis announced that their boards had unanimously approved a definitive merger agreement under which ProLogis will acquire all of our outstanding common stock for a total consideration of approximately $5.6 billion, including assumed liabilities and transaction costs.  Under the terms of the merger agreement, each of our stockholders has the right to elect to receive either 0.822 of a ProLogis common share or $33.81 in cash, without interest, for each share of our common stock that the stockholder owns immediately prior to the effective time of the merger. Catellus stockholder elections will be reallocated and prorated to fix the aggregate cash consideration to be paid by ProLogis pursuant to the merger agreement at $1.255 billion, which means that the total merger consideration (regardless of what form of consideration Catellus stockholders may elect to receive) will consist of about 65% ProLogis common shares and about 35% cash. On July 13, 2005, ProLogis filed with the Securities and Exchange Commission a registration statement on Form S-4, which contains a preliminary joint proxy statement/prospectus. The preliminary joint proxy statement/prospectus provides important information, including detailed risk factors, regarding the proposed merger.  There are a number of conditions that must occur for the merger to close. These conditions include the approval of the merger agreement by the stockholders of both Catellus and ProLogis.  It is anticipated that the merger will be completed in September 2005.

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

•                      a significant negative industry or economic trend;

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

Stock-Based Compensation Plans

During 2004, two performance-based executive award plans were established under our 2003 Performance Award Plan: the 2004 Transition Incentive Plan (“TIP”) and the 2004 Long-Term Incentive Plan (“LTIP”). Awards under the TIP were granted in 2004 and LTIP were granted in 2004 and 2005. The awards granted are non-voting units of measurement (“Performance Units”) that are deemed to represent one share of our common stock. Performance Units are entitled to dividend equivalents representing dividends on an equal number of shares of our common stock. Dividend equivalents are credited to participants’ accounts as additional Performance Units. The initial performance period under the LTIP and the performance period under the TIP are from January 1, 2004 through December 31, 2006. Subsequent awards under the LTIP were granted in 2005 with a performance period from January 1, 2005 to December 31, 2007. The earliest date TIP awards were eligible to begin vesting was December 31, 2004 if at least 50% of defined performance targets were achieved by that date and certain time vesting requirements as to certain participants were met. If any defined performance targets are not 100% achieved by December 31, 2006, the remaining unvested performance units will be forfeited. TIP awards are payable in our common stock. The initial and subsequent LTIP awards vest at December 31, 2006 and 2007, respectively, if our total stockholder return, relative to the total stockholder returns of a certain group of peer companies, meets certain performance targets. LTIP awards are payable 50% in our common stock and 50% in cash.

At June 30, 2005, 312,278 Performance Units, representing the aggregate number initially awarded under both plans, less vested TIP Performance Units distributed in common stock, plus additional Performance Units from dividend equivalents on previously existing Performance Units, have been credited to participants’ accounts, subject to the vesting requirements discussed in the preceding paragraph. As required by APB 25, we have recognized $1.2 million and $1.3 million as compensation expense during the three months ended June 30, 2005 and 2004, respectively, and $2.1 million and $2.6 million during the six months ended June 30, 2005 and 2004, respectively, with the corresponding liability recorded in “Accounts payable and accrued expenses” in the accompanying Condensed Consolidated Balance Sheet. For purposes of recognizing compensation expense, TIP performance is based on our current estimate of the timing for achieving performance targets, and LTIP performance is measured on the basis of actual results as of June 30, 2005. We estimate that as of June 30, 2005, 95.7% of the TIP performance targets have been achieved. Actual performance under the LTIP is not determinable until the performance periods for the initial and subsequent awards end on December 31, 2006 and 2007, respectively. Certain TIP performance targets were 100% achieved as of December 31, 2004, and therefore were eligible for 100% vesting.  However, for purposes of vesting under the TIP, since at least 50% but less than 100% of the other defined performance targets were met as of December 31, 2004, the Compensation and Benefits Committee could only certify the achievement of 50% of such targets as of December 31, 2004. In February 2005 and May 2005, the Compensation and Benefits Committee certified the achievement of the defined performance targets to an extent which resulted in the performance vesting of 85% of all TIP Performance Units, subject to the time vesting requirements as to certain participants, as discussed in the preceding paragraph.

During 2005, we granted to certain officers an aggregate of 169,845 shares of restricted stock with a fair market value of $4.8 million as of the grant date. Shares of restricted stock are entitled to dividends.

During 2005, we granted to non-employee directors an aggregate of 14,744 shares of Director Restricted Stock Units with a fair market value of $0.4 million as of the grant date. Director Restricted Stock Units are entitled to dividend equivalents.

We expense dividends paid on unvested restricted stock and dividend equivalents paid on restricted stock units, Director Restricted Stock Units, and Director Stock Units.  For the three months ended June 30, 2005 and 2004, such dividends and dividend equivalents paid were $0.4 million and $0.3 million, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively (see Note 2).

If the proposed merger under the definitive merger agreement between the Company and ProLogis (as announced on June 6, 2005) is completed, all outstanding vested and unvested stock options will be canceled as of the effective time of the merger.  Each holder of a canceled stock option will receive $33.81 for each share of Catellus common stock subject to the canceled option, less the exercise price and any applicable withholding taxes, payable in the form of 65% ProLogis common shares and 35% cash.  In addition, if the merger is completed, the outstanding TIP and LTIP Performance Units, restricted stock units, Director Restricted Stock Units and Director Stock Units will be canceled as of the effective time of the merger.  The holder of each such canceled unit will receive $33.81 for each share subject to the canceled unit, less any applicable withholding taxes, payable in the form of 65% ProLogis common shares and 35% cash.

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

General

Business Segment Descriptions:

Our reportable segments are based on our method of internal reporting, which disaggregates our business between long-term operations and those which we intend to transition out of over time and before the adjustments for discontinued operations. We have two reportable segments: (1) Core Segment and (2) Urban, Residential and Other Segment, or URO. Core segment includes (a) the management and leasing of our rental portfolio, (b) commercial development activities, which focuses on acquiring and developing suburban commercial business parks for our own rental portfolio, and selling land and/or buildings that we have developed to users and other parties, and (c) select land development opportunities that may not always be industrial, especially projects that may not require significant capital investment on our part where we can utilize our land development skills. URO includes the remaining residential projects, urban development activities and desert land sales, of which a majority portion was sold during 2004, and REIT transition costs, including the matters prior to becoming a REIT.

Consistent with our previously announced strategy of monetizing our Non-Core assets, in November of 2004, we sold substantially all of the remaining land and entitlements at Mission Bay (excluding a 9.65-acre parcel currently subject to a lease option agreement with the University of California); West Bluffs, a 114-unit residential development in Westchester - Playa del Rey, California; Bayport, a 485-unit residential development in Alameda, California; and the remaining land at Santa Fe Depot, in San Diego, California to FOCIL.  We plan to transition out of the URO Segment over time as the remaining assets are dissolved and the URO Segment will eventually be eliminated.

Property Portfolio

Rental Portfolio

Our rental portfolio is comprised of commercial rental property, ground leases and other properties, and interests in several joint ventures. We own 41.1 million square feet of commercial rental property of which 89.7% is industrial, 7.6% is office, and 2.7% is retail.

Rental portfolio by state:

Square Feet by State—As of June 30, 2005

(in thousands, except for %’s)

	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total

Southern California	14,214	34.6%	524	1.3%	216	0.5%	14,954	36.4%
Illinois	6,385	15.6%	594	1.4%	—	0.0%	6,979	17.0%
Northern California	5,023	12.2%	807	2.0%	689	1.7%	6,519	15.9%
Texas	3,401	8.3%	871	2.1%	—	0.0%	4,272	10.4%
Colorado	2,701	6.6%	273	0.7%	100	0.2%	3,074	7.5%
Arizona	1,123	2.7%	—	0.0%	75	0.2%	1,198	2.9%
Georgia	980	2.4%	—	0.0%	—	0.0%	980	2.4%
Ohio	966	2.3%	—	0.0%	—	0.0%	966	2.3%
Oregon	545	1.3%	57	0.1%	37	0.1%	639	1.5%
Kentucky	549	1.3%	—	0.0%	—	0.0%	549	1.3%
Maryland	471	1.1%	—	0.0%	—	0.0%	471	1.1%
Kansas	293	0.7%	—	0.0%	—	0.0%	293	0.7%
Virginia	252	0.6%	—	0.0%	—	0.0%	252	0.6%
Total	36,903	89.7%	3,126	7.6%	1,117	2.7%	41,146	100.0%

Rental revenue and property operating costs:

	Rental Revenue Three Months Ended June 30,		Rental Revenue Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Rental Revenue
Industrial	$47,278	$47,781	$94,001	$93,747
Office	15,837	16,992	32,481	34,350
Retail	5,692	3,742	11,073	7,581
Ground leases and other properties	9,907	9,496	19,559	19,498
Less: Discontinued operations	(3,989)	(5,583)	(8,190)	(10,973)
	74,725	72,428	148,924	144,203
Hotel operations-Embassy Suites Hotel	515	—	515	—
Equity in earnings of operating joint ventures, net	2,665	2,379	5,498	4,793
Total rental revenue, net	$77,905	$74,807	$154,937	$148,996

	Property Operating Cost Three Months Ended June 30,		Property Operating Cost Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Property Operating Costs
Industrial	$(11,604)	$(10,551)	$(22,144)	$(20,922)
Office	(6,666)	(6,460)	(13,220)	(13,492)
Retail	(1,932)	(1,440)	(3,822)	(2,650)
Ground leases and other properties	(2,628)	(1,832)	(5,944)	(4,635)
Less: Discontinued operations	2,048	2,191	4,073	4,767
	$(20,782)	$(18,092)	$(41,057)	$(36,932)

	Rental Revenue Less Property Operating Costs Three Months Ended June 30,		Rental Revenue Less Property Operating Costs Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Rental Revenue Less Property Operating Costs
Industrial	$35,674	$37,230	$71,857	$72,825
Office	9,171	10,532	19,261	20,858
Retail	3,760	2,302	7,251	4,931
Ground leases and other properties	7,279	7,664	13,615	14,863
Less: Discontinued operations	(1,941)	(3,392)	(4,117)	(6,206)
	53,943	54,336	107,867	107,271
Hotel operations-Embassy Suites Hotel	515	—	515	—
Equity in earnings of operating joint ventures, net	2,665	2,379	5,498	4,793
Total rental revenue less property operating costs	$57,123	$56,715	$113,880	$112,064

Operating Joint Venture Portfolio

We had direct or indirect equity interests in three joint ventures that owned rental properties as of June 30, 2005. We acquired the remaining 50% interest in one of our joint ventures which, owned and operated an Embassy Suites Hotel in June 2005. The joint ventures provided us with cash distributions of $3.9 million and earnings of $5.5 million for the six months ended June 30, 2005. The joint venture agreements of these joint ventures contain provisions with certain safeguard features for our investments, such as voting rights in major decisions of the joint ventures, and venture partners’ consents on sales of a venture partner’s ownership interest.

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

We owned joint venture interests in the following operating properties for the periods presented.

				Equity in Earnings		Equity in Earnings
	As of June 30, 2005			Three Months Ended		Six Months Ended
	No. of		Ownership	June 30,	June 30,	June 30,	June 30,
	Ventures	Size	Interest	2005	2004	2005	2004
				(In thousands)		(In thousands)
Hotel (1)	2	1,600 rooms	25-42%	$2,591	$2,333	$5,149	$4,599
Office	1	202,000 sq. ft.	67%	74	46	349	194
Total	3			$2,665	$2,379	$5,498	$4,793

(1)                   Includes a hotel parking lot joint venture. We acquired the remaining interest in one of our hotel joint ventures in June of 2005.

Ground Leases and Other Properties:

Ground Leases

We own approximately 5,600 acres of ground leases that we intend to hold but do not consider part of our rental portfolio square footage presentation.

The following table summarizes our ground leases for the periods presented:

	Revenues	Property Operating Costs	Rental Revenue Less Property Operating Costs
	(In thousands)
Three Months Ended June 30, 2005
Northern California	$5,755	$(1,623)	$4,132
Southern California	2,310	(44)	2,266
Other states	770	(30)	740
Totals	$8,835	$(1,697)	$7,138

	Revenues	Property Operating Costs	Rental Revenue Less Property Operating Costs
	(In thousands)
Six Months Ended June 30, 2005
Northern California	$11,074	$(3,494)	$7,580
Southern California	4,729	(36)	4,693
Other states	1,506	(98)	1,408
Totals	$17,309	$(3,628)	$13,681

Other Properties

As of June 30, 2005, in addition to 41.1 million square feet of buildings in our rental portfolio, we also own two train stations aggregating approximately 121,000 square feet and 10 acres of ground leases that are being marketed for sale (“Other Property”).

The following table summarizes our Other Property portfolio as of, and for, periods presented:

	Number of Buildings	Square Feet(1)	Revenues(2)	Property Operating Costs(2)	Rental Revenue Less Property Operating Costs(2)
	(In thousands, except for number of buildings)
Three Months Ended June 30, 2005
Northern California	—	—	$(6)	$(140)	$(146)
Southern California	2	121	1,068	(791)	277
Other states	—	—	10	—	10
Totals	2	121	$1,072	$(931)	$141

	Number of Buildings	Square Feet	Revenues	Property Operating Costs	Rental Revenue Less Property Operating Costs
	(In thousands, except for number of buildings)
Six Months Ended June 30, 2005
Northern California	—	—	$59	$(520)	$(461)
Southern California	2	121	2,168	(1,785)	383
Other states	—	—	23	(11)	12
Totals	2	121	$2,250	$(2,316)	$(66)

(1)                   Other Property is not included in the total square feet of rental portfolio.

(2)                   These amounts do not consider the effect of discontinued operations; see Note 7 to Condensed Consolidated Financial Statements for reconciliation to Statement of Operations format.

Core Segment Developable Land Inventory

Our existing Core segment developable land can support an estimated 36.0 million square feet of new commercial development based upon current entitlements.

For the six months ended June 30, 2005, we invested approximately $25.8 million in the acquisition of land capable of supporting approximately 5.0 million square feet of commercial development.

The following table summarizes our Core segment developable land inventory as of June 30, 2005:

Project Name	City/Location	June 30, 2005
		Square Feet (In thousands)
Southern California
Kaiser Commerce Center	San Bernardino County	245
Crossroads Business Park	Ontario	2,058
San Bernardino	San Bernardino	105
Pacific Center	Anaheim	44
Subtotal Southern California		2,452
Northern California
Tracy	Tracy	3,333
Pacific Commons	Fremont	1,546
Duck Creek	Stockton	2,100
Spreckels Business Park	Manteca	350
Subtotal Northern California		7,329
Subtotal California		9,781
Illinois
Minooka	Minooka	4,533
Internationale Centre	Woodridge	605
Prairie Glen Corporate Campus	Glenview	70
Joliet	Joliet	403
Subtotal Illinois		5,611
Texas
Hobby Business Park	Houston	1,495
Gateway Corporate Center	Coppell	1,178
Stellar Way Business Park	Grand Prairie	635
Gateway East Business Park	Garland	690
Plano	Plano	450
Subtotal Texas		4,448
Other
Eastgate	Aurora, CO	4,300
Stapleton Business Park	Denver, CO	150
South Shore Corp. Park	Portland / Gresham, OR	617
Circle Point Corporate Center	Westminster, CO	280
Cedar Grove Business Park	Louisville, KY	530
Quakertown	Milford, Bucks County, PA	1,071
Port Reading Business Park	Carteret & Woodbridge, NJ	3,278
Elizabeth Seaport Business Park	City of Elizabeth, NJ	1,082
Subtotal Other		11,308
Subtotal Outside of California		21,367
Total Owned Land		31,148
Option/Controlled Land
Alameda (FISC)	Alameda, CA	1,300
Prairie Glen Corporate Campus	Glenview, IL	298
RMMA	Austin, TX	3,230
Total Inventory		35,976

Summary of Remaining Non-Core Assets as of June 30, 2005

•                    The remaining development land at Los Angeles Union Station (36.5 acres and 5.3 million square feet). The book value for the development land at LAUS is $51.3 million as of June 30, 2005.

•                 Parkway, a residential community development in Sacramento, California, which will be substantially complete by the end of 2006.  The book value for Parkway is $3.1 million as of June 30, 2005.

•                 Serrano, a residential community development in Sacramento, California, with a book value of $17.6 million as of June 30, 2005.

•                 Cash flow from tax increment at Victoria-by-the-Bay, a completed residential development in Hercules, California, is expected to total $3.5 million annually by 2008, at full build-out, and grow annually through 2044, as property assessments increase. In addition, we anticipate receiving profit participation from homebuilders of approximately $8.2 million. The total expected cash flow from tax increment at Victoria-by-the-Bay is $168.1 million as of June 30, 2005.

Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

Net Income

Our net income for the three months ended June 30, 2005 and 2004, was $26.2 million and $35.3 million, respectively.  Our net income for the six months ended June 30, 2005 and 2004, was $59.5 million and $67.4 million, respectively. The discussion and analysis of our net income should be read in conjunction with the Funds From Operations appearing in the following pages of this Form 10-Q (see Note 7 to Condensed Consolidated Financial Statements for Reconciliation to Statement of Operations.)

Funds From Operations

As a REIT, we provide Funds From Operations (“FFO”) as a supplemental measure of performance calculated in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) (computed in accordance with GAAP), excluding sales of income-producing assets, and cumulative effects of changes in accounting principles, plus depreciation and amortization (excluding depreciation on personal property) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Our management generally believes that FFO, as defined by NAREIT, is a meaningful supplemental measure of operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or to the operating performance of different companies. Our computation of FFO does include gains (losses) on sales of land and build-to-suit development projects other than non-strategic asset sales.

Below is a summary of net income by segment and FFO for the three months ended June 30, 2005:

	Core	URO	Total(a)
	(In thousands)
Revenue
Rental revenue	$78,714	$—	$78,714
Sales revenue	18,726	13,264	31,990
Management, development and other fees	3,250	—	3,250
	100,690	13,264	113,954
Costs and expenses
Property operating costs	(22,830)	—	(22,830)
Cost of sales	(16,318)	(3,840)	(20,158)
Selling, general and administrative expenses	(10,392)	(2,842)	(13,234)
Depreciation and amortization	(18,271)	(93)	(18,364)
	(67,811)	(6,775)	(74,586)
Operating income	32,879	6,489	39,368
Other income
Equity in earnings of operating joint ventures, net	2,665	—	2,665
Equity in earnings of development joint ventures, net	1,307	5,344	6,651
Interest income	7,878	1,005	8,883
Other	645	135	780
	12,495	6,484	18,979
Other expenses
Interest expense	(16,288)	—	(16,288)
Other	(6,206)	(425)	(6,631)
	(22,494)	(425)	(22,919)
Income before income taxes	22,880	12,548	35,428
Income tax expense	(1,328)	(7,918)	(9,246)
Net income	21,552	4,630	26,182
Depreciation(b)	18,932	62	18,994
Less gain on rental property sales	(51)	—	(51)
NAREIT defined funds from operations (FFO)	$40,433	$4,692	$45,125

(a)                      As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the Condensed Consolidated Financial Statements for reconciliation to Statement of Operations.

(b)                     Depreciation, for FFO purposes, excludes depreciation on personal property of $0.3 million and includes depreciation from unconsolidated joint ventures of $0.9 million.

Below is a summary of net income by segment and FFO for the three months ended June 30, 2004:

	Core	URO	Total(a)
	(In thousands)
Revenue
Rental revenue	$78,011	$—	$78,011
Sales revenue	10,980	2,691	13,671
Management, development and other fees	542	216	758
	89,533	2,907	92,440
Costs and expenses
Property operating costs	(20,283)	—	(20,283)
Cost of sales	(8,311)	(2,537)	(10,848)
Selling, general and administrative expenses	(7,247)	(5,364)	(12,611)
Depreciation and amortization	(18,957)	(273)	(19,230)
	(54,798)	(8,174)	(62,972)
Operating income (loss)	34,735	(5,267)	29,468
Other income
Equity in earnings of operating joint ventures, net	2,379	—	2,379
Equity in earnings of development joint ventures, net	—	3,391	3,391
Gain on non-strategic asset sales	—	16,380	16,380
Interest income	1,813	648	2,461
Other	(18)	974	956
	4,174	21,393	25,567
Other expenses
Interest expense	(16,692)	—	(16,692)
REIT transition costs	—	(208)	(208)
Other	(731)	(1,088)	(1,819)
	(17,423)	(1,296)	(18,719)
Income (loss) before income taxes	21,486	14,830	36,316
Income taxes expense	(553)	(429)	(982)
Net income	20,933	14,401	35,334
Depreciation (b)	19,632	181	19,813
Less gain on rental property sales	(395)	—	(395)
NAREIT defined funds from operations (FFO)	$40,170	$14,582	$54,752

(a)                   As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the Condensed Consolidated Financial Statements for reconciliation to Statement of Operations.

(b)                  Depreciation, for FFO purposes, excludes depreciation on personal property of $0.4 million and includes depreciation from unconsolidated joint ventures of $0.9 million.

Below is a summary of net income by segment and FFO for the six months ended June 30, 2005:

	Core	URO	Total(a)
	(In thousands)
Revenue
Rental revenue	$157,114	$—	$157,114
Sales revenue	41,042	26,978	68,020
Management, development and other fees	6,960	3,834	10,794
	205,116	30,812	235,928
Costs and expenses
Property operating costs	(45,130)	—	(45,130)
Cost of sales	(30,265)	(14,941)	(45,206)
Selling, general and administrative expenses	(20,113)	(5,411)	(25,524)
Depreciation and amortization	(36,874)	(204)	(37,078)
	(132,382)	(20,556)	(152,938)
Operating income	72,734	10,256	82,990
Other income
Equity in earnings of operating joint ventures, net	5,498	—	5,498
Equity in earnings of development joint ventures, net	2,841	8,896	11,737
Gain on non-strategic asset sales	—	20	20
Interest income	15,861	1,917	17,778
Other	662	207	869
	24,862	11,040	35,902
Other expenses
Interest expense	(33,869)	—	(33,869)
Other	(7,761)	(368)	(8,129)
	(41,630)	(368)	(41,998)
Income before income taxes	55,966	20,928	76,894
Income tax expense	(4,564)	(12,830)	(17,394)
Net income	51,402	8,098	59,500
Depreciation(b)	38,291	169	38,460
Less gain on rental property sales	(540)	—	(540)
NAREIT defined funds from operations (FFO)	$89,153	$8,267	$97,420

(a)                      As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the Condensed Consolidated Financial Statements for reconciliation to Statement of Operations.

(b)                     Depreciation, for FFO purposes, excludes depreciation on personal property of $0.5 million and includes depreciation from unconsolidated joint ventures of $1.9 million.

Below is a summary of net income by segment and FFO for the six months ended June 30, 2004:

	Core	URO	Total(a)
	(In thousands)
Revenue	$155,176	$—	$155,176
Rental revenue	41,564	13,348	54,912
Sales revenue	1,526	931	2,457
Management, development and other fees	198,266	14,279	212,545

Costs and expenses	(41,699)	—	(41,699)
Property operating costs	(23,167)	(12,705)	(35,872)
Cost of sales	(13,887)	(11,675)	(25,562)
Selling, general and administrative expenses	(36,734)	(573)	(37,307)
Depreciation and amortization	(115,487)	(24,953)	(140,440)
Operating income (loss)	82,779	(10,674)	72,105
Other income
Equity in earnings of operating joint ventures, net	4,793	—	4,793
Equity in earnings of development joint ventures, net	—	4,618	4,618
Gain on non-strategic asset sales	—	16,441	16,441
Interest income	4,188	1,050	5,238
Other	266	991	1,257
	9,247	23,100	32,347
Other expenses
Interest expense	(32,445)	—	(32,445)
REIT transition costs	—	(420)	(420)
Other	(749)	(1,500)	(2,249)
	(33,194)	(1,920)	(35,114)
Income (loss) before income taxes	58,832	10,506	69,338
Income taxes expense	(5,885)	3,972	(1,913)
Net income	52,947	14,478	67,425
Depreciation (b)	37,882	365	38,247
Less gain on rental property sales	(4,367)	—	(4,367)
NAREIT defined funds from operations (FFO)	$86,462	$14,843	$101,305

(a)                   As discussed in the Business Segment Description section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 7 to the Condensed Consolidated Financial Statements for reconciliation to Statement of Operations.

(b)                  Depreciation, for FFO purposes, excludes depreciation on personal property of $1.0 million and includes depreciation from unconsolidated joint ventures of $1.9 million.

Rental Revenue

Rental revenues have increased for the three and six months ended June 30, 2005 primarily because of building additions. The increases, were partially offset by the decreases in ground leases due to the Mission Bay properties sold and lower rental from same space because of lower occupancy rates. Rental revenue for three and six months ended June 30, 2005 and 2004, is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Difference 2005/2004	2005	2004	Difference 2005/2004
	(In thousands)			(In thousands)
Rental revenue:
Same space (1)	$62,775	$64,107	$(1,332)	$126,191	$128,625	$(2,434)
Properties added to portfolio	7,685	2,921	4,764	14,250	4,202	10,048
Properties sold from portfolio	1	1,233	(1,232)	157	2,349	(2,192)
Ground leases	8,253	9,750	(1,497)	16,516	20,000	(3,484)
Total (2)	$78,714	$78,011	$703	$157,114	$155,176	$1,938

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

Ten Largest Tenants

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of June 30, 2005
The Gap (1)	CA	Office/Retail	6.5%
APL Logistics, Inc.	CA, IL, GA, KY, TX	Industrial	5.6%
Ford Motor Company	CA, CO, TX, KS, VA	Industrial	2.8%
Exel Corporation	CA	Industrial	1.9%
J.C. Penney Company	TX	Office	1.9%
Kellogg’s USA, Inc. (2)	CA, IL, CO	Industrial	1.8%
Office Depot, Inc.	CA	Industrial/Retail	1.6%
Home Depot USA, Inc. (3)	CA	Industrial/Retail	1.6%
Mission Place, LLC	CA	Ground Lease	1.5%
Gillette Company	CA, IL	Industrial	1.3%

(1)                   Includes a 17,000 square foot lease doing business as Old Navy.

(2)                   Includes a 450,000 square foot lease and 81,000 square foot lease doing business as Kellogg Sales Company.

(3)                   Includes a 117,000 square foot lease doing business as Home Expo.

Property Operating Costs

Property operating costs have increased primarily because of building additions and same space increased due to higher repair and maintenance expenses.  Property operating costs for three months ended June 30, 2005 and 2004, are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Difference 2005/2004	2005	2004	Difference 2005/2004
	(In thousands)			(In thousands)
Property operating costs:
Same space	$(18,643)	$(17,467)	$(1,176)	$(36,180)	$(35,184)	$(996)
Properties added to portfolio	(1,421)	(650)	(771)	(3,090)	(991)	(2,099)
Properties sold from portfolio	(84)	(136)	52	(148)	(558)	410
Ground leases	(2,682)	(2,030)	(652)	(5,712)	(4,966)	(746)
	$(22,830)	$(20,283)	$(2,547)	$(45,130)	$(41,699)	$(3,431)

Gain on Property Sales:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Core	URO	Total	Core	URO	Total
	(In thousands)
Building Sales
Sales proceeds	$15,424	$587	$16,011	$5,725	$755	$6,480
Cost of sales	(14,636)	(75)	(14,711)	(5,459)	(770)	(6,229)
Gain (loss)	788	512	1,300	266	(15)	251
Land/Lot Sales
Sales proceeds	3,302	12,677	15,979	4,608	1,896	6,504
Cost of sales	(1,758)	(3,689)	(5,447)	(2,351)	(1,179)	(3,530)
Gain	1,544	8,988	10,532	2,257	717	2,974
Ground Lease and Other Sales
Sales proceeds	—	—	—	647	40	687
Cost of sales	76	(76)	—	(501)	(588)	(1,089)
Gain (loss)	76	(76)	—	146	(548)	(402)
Total sales proceeds	18,726	13,264	31,990	10,980	2,691	13,671
Total cost of sales	(16,318)	(3,840)	(20,158)	(8,311)	(2,537)	(10,848)
Total gain on property sales	$2,408	$9,424	$11,832	$2,669	$154	$2,823

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Core	URO	Total	Core	URO	Total
	(In thousands)
Building Sales
Sales proceeds	$22,349	$11,078	$33,427	$17,933	$6,819	$24,752
Cost of sales	(20,163)	(10,060)	(30,223)	(13,803)	(6,728)	(20,531)
Gain	2,186	1,018	3,204	4,130	91	4,221
Land/Lot Sales
Sales proceeds	18,693	15,900	34,593	16,453	6,477	22,930
Cost of sales	(9,877)	(4,805)	(14,682)	(7,727)	(5,539)	(13,266)
Gain	8,816	11,095	19,911	8,726	938	9,664
Ground Lease and Other Sales
Sales proceeds	—	—	—	7,178	52	7,230
Cost of sales	(225)	(76)	(301)	(1,637)	(438)	(2,075)
Gain (loss)	(225)	(76)	(301)	5,541	(386)	5,155
Total sales proceeds	41,042	26,978	68,020	41,564	13,348	54,912
Total cost of sales	(30,265)	(14,941)	(45,206)	(23,167)	(12,705)	(35,872)
Total gain on property sales	$10,777	$12,037	$22,814	$18,397	$643	$19,040

Core Segment property sales are generated from the following sources: 1) purchase options exercised by existing tenants for rental properties, 2) sale of older rental properties to improve the overall quality of our rental portfolio, 3) select land parcels within our development projects, and 4) build-to-suit building sales.

URO Segment sales include all residential and urban projects remaining at the time of REIT conversion, and desert land sales.

Gain from property sales decreased $0.3 million in our Core Segment for the three months ended June 30, 2005 because of lower land sale gains of $0.7 million and lower rental buildings gains of $0.4 million, partially offset by higher build-to-suit buildings gains of $0.8 million. During the three months ended June 30, 2005, we sold a 335,000 square foot building and closed on the sale of improved land capable of supporting 34,000 square feet of commercial development. During the three months ended June 30, 2004, we sold an 84,000 square foot building, closed on the sale of improved land capable of supporting 0.3 million square feet of commercial development, and closed 6.5 acres of ground leases.

Gain from property sales decreased $7.6 million in our Core Segment for the six months ended June 30, 2005. This is due to $5.8 million lower ground lease and other sales mainly because of the recognition of $5.3 million of deferred gains in 2004 from selling our interest in one of our joint ventures in September 2003, and lower rental buildings and build-to-suit buildings gain of $1.9 million. During the six months ended June 30, 2005, we sold an 8,000 square feet rental building, two build-to-suit buildings totaling 440,000 square feet and closed on the sale of improved land capable of supporting 0.3 million square feet of commercial development. During the six months ended June 30, 2004, we sold two buildings totaling 136,000 square feet, two build-to-suit buildings totaling 58,000 square feet, closed on the sale of improved land capable of supporting 3.2 million square feet of commercial development, and closed 6.5 acres of ground leases.

Gain from property sales increased $9.3 million in our URO Segment for the three months ended June 30, 2005 due to higher land and lot gains, buildings, and ground lease sales. During the three months ended June 30, 2005, no building was sold but we had additional gain of $0.5 million related to the 48,000 square foot building that was sold in the first quarter of 2005, we also recognized a $2.6 million of deferred gain and a $1.7 million of post-closing adjustments related to properties sold to FOCIL in November 2004. In addition, we recognized a $4.5 million profit participation related to the sale of residential lots. During the three months ended June 30, 2004, we sold a condominium at our Mission Bay project and recognized deferred gain of $0.7 million from the 2003 sale of 1.0 acre of land capable of supporting development of 105 condominium units from the Mission Bay project.

Gain from property sales increased $11.4 million in our URO Segment for the six months ended June 30, 2005 due to higher land and lot gains of $10.2 million, higher buildings gain of $0.9 million, and higher ground lease sales of $0.3 million. During the six months ended June 30, 2005, we sold a 48,000 square foot building with a gain of $1.0 million. In addition, we recognized a $2.6 million deferred gain and a $1.7 million of post-closing adjustments related to the FOCIL sale in November 2004. We also recognized of deferred gain of $0.1 million from the 2004 sale of 2.8 acres of land at our LA Union Station project and $6.5 million from profit participation related to the sale of residential lots. During the six months ended June 30, 2004, we sold 8 condominiums at our Mission Bay project, 2.8 acres of land from the LA Union Station project, and certain ground leases. In addition, we recognized deferred gain of $0.7 million from the 2003 sale of 1.0 acre of land capable of supporting development of 105 condominium units from the Mission Bay project. We sold all of our remaining desert land in 2004 and we are transitioning out of the residential and historic urban development activities over time.

Management, Development and Other Fees

Management, development and other fees primarily consists of fees earned related to development and construction management services provided to third parties as well as our joint venture projects and loan guarantee fees.  Management, development and other fees in our Core Segment increased $2.7 million and $5.4 million for the three and six months ended June 30, 2005, respectively, primarily because of development fees from management activities related to properties sold to FOCIL in November 2004.

Management, development and other fees in our URO Segment increased $2.9 million for the six months ended June 30, 2005, primarily because of an earn-out fee recognized in 2005 related to the sale of Mission Bay assets on behalf of FOCIL of $3.8 million. This was partially offset by a decrease of $0.8 million in loan guarantee and management fees from the joint venture development at the Mission Bay project for the six months ended June 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.1 million and $6.2 million in our Core Segment for the three and six months ended June 30, 2005, respectively, primarily because of increased employee-related expenses due to transfer of staff from URO Segment as a result of the FOCIL transaction. Selling, general and administrative expenses decreased $2.5 million and $6.3 million in our URO Segment for the three and six months ended June 30, 2005, primarily because of lower employee-related expenses due to transfer of staff to Core Segment as a result of the FOCIL transaction.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense of $0.7 million in our Core Segment for the three months ended June 30, 2005, was primarily attributable to lower depreciation from tenant improvements.

Other Income

Equity in Earnings of Operating Joint Ventures, Net

Equity in earnings of operating joint ventures, net, increased by $0.7 million in our Core Segment for the six months ended June 30, 2005. The increase was primarily because of higher occupancies in hotels owned by three joint ventures.  In June 2005, we acquired the remaining interest in one of our operating joint ventures that owns and operates an Embassy Suites Hotel.  We are expecting the equity in earnings of operating joint ventures to decline as the income from this hotel operations will be reported in other income after the acquisition.

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net, is generally related to land development and residential activities. The tables below summarize our share of the activities of joint ventures for the three and six months ended June 30, 2005 and 2004. The increases in our earnings for the three and six months ended June 30, 2005 were primarily because of income from Sams Venture, LLC, higher sales margin from Serrano, and the recognition of a $1.2 million profit participation from Parkway. Although our preference is generally to own property directly, we may participate with other entities in property ownership through joint ventures or other types of co-ownership.

	Three months ended June 30, 2005
Projects	Lots/ Homes Sold	Sales/Loss	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Talega Village	—	$—	$—	$—
Serrano	23	19,348	(15,184)	4,164
Parkway (1)	—	2,359	(1,178)	1,181
Sams Venture (2)	—	1,306	—	1,306
Other	—	—	—	—
Total	23	$23,013	$(16,362)	$6,651

	Three months ended June 30, 2004
Projects	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Talega Village	—	$—	$—	$—
Serrano	125	23,034	(19,863)	3,171
Parkway	—	61	42	103
Sams Venture	—	—	—	—
Other	—	100	17	117
Total	125	$23,195	$(19,804)	$3,391

	Six months ended June 30, 2005
Projects	Lots/ Homes Sold	Sales/Loss	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Talega Village	—	$—	$—	$—
Serrano	56	33,044	(25,381)	7,663
Parkway (1)	—	2,422	(1,189)	1,233
Sams Venture (2)	—	2,883	—	2,883
Other	—	(42)	—	(42)
Total	56	$38,307	$(26,570)	$11,737

	Six months ended June 30, 2004
Projects	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Talega Village	—	$—	$588	$588
Serrano	133	27,552	(23,636)	3,916
Parkway	—	93	(96)	(3)
Sams Venture	—	—	—	—
Other	—	100	17	117
Total	133	$27,745	$(23,127)	$4,618

In 2003, we substantially wound up operations in Talega Village. We expect to continue to reduce our involvement in and earnings from development joint ventures over time.

(1)          Parkway’s income was profit participation payments received for home closings from third party homebuilders who had previously purchased the lots from Parkway.

(2)          Sams Venture, LLC is currently recognizing revenue by the percentage-of-completion method for a build-to-suit building project which is under contract to be sold.  The building is expected to be completed by the end of 2005.

Interest Income

Interest income increased $6.1 million and $11.7 million in our Core Segment for the three and six months ended June 30, 2005 respectively, because of higher average note balances. This is attributable to the additional notes receivable of approximately $274.6 million from the sale of the majority of our Non-Core assets in November of 2004. Interest income increased $0.4 million and $0.9 million in our URO Segment for the three and six months ended June 30, 2005, respectively, because of higher cash flow from tax increments at Victoria-by-the Bay.

Other

Other income consists primarily of lease termination fees and other miscellaneous income. Other income increased $0.7 million and $0.4 million in our Core Segment for the three and six months ended June 30, 2005, respectively. The increase in six months of 2005 was primarily because in June 2005, we acquired the remaining interest in one of our operating joint ventures that owned and operated an Embassy Suites Hotel. Earnings from this hotel’s operations up to the acquisition date were previously reported in equity in earnings of the operating joint ventures, net.

Other income in our URO Segment decreased $0.8 million for the three and six months ended June 30, 2005, primarily because of the write-off of certain previously accrued liabilities in 2004.

Other Expenses

Interest Expense

Following is a summary of interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Difference	2005	2004	Difference
	(In thousands)			(In thousands)
Total interest incurred	$20,783	$21,443	$(660)	$42,035	$43,017	$(982)
Interest capitalized	(4,495)	(4,751)	256	(8,166)	(10,572)	2,406
Interest expensed	$16,288	$16,692	$(404)	$33,869	$32,445	$1,424

Interest expense increased $1.4 million for the six months ended June 30, 2005, primarily because of lower capitalized interest as a result of decreased development activities. We expect capitalized interest to continue to decline due to the sale of a substantial portion of our URO Segment assets in the fourth quarter of 2004.

Real Estate Investment Trust (“REIT”) transition costs

In 2003, we restructured our business operations in order to qualify as a REIT, effective January 1, 2004. We have incurred conversion and related restructuring costs payable to third parties. REIT transition costs are reflected in our URO Segment because of their non-recurring nature. We incurred REIT transition costs of $0.2 million and $0.4 million for the three and six months ended June 30, 2004, respectively, primarily for consulting, legal, and tax services. We did not incur any additional costs after the second quarter of 2004.

Other

Other expenses consist primarily of expenses related to previously capitalized costs, impairment charges, and other miscellaneous expenses. Other expenses for the three and six months ended June 30, 2005 in our Core Segment increased $5.5 million and $7.0 million, respectively, primarily because of $6.8 million and $7.5 million of impairment charges related to a rental building and certain tenant improvements, which we expect to sell in 2005. When performing the impairment review, we consider capitalized interest and other expenses as costs of development in cost projections; value from comparable property sales is also considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded. The increases in our Core Segment for the three and six months ended June 30, 2005 were partially offset by lower community facility district taxes and net real estate property taxes.

Other expenses in our URO Segment decreased $0.7 million and $1.1 million for the three and six months ended June 30, 2005 primarily because of lower community facility district taxes and net real estate property taxes.

Income Taxes

 Currently, our projected annual current tax rate is 2.97% and deferred tax rate is 19.65% as compared to the tax rates of 25.30% and (18.53)%, respectively, in 2004.  Our current tax rate decreased in the second quarter 2005 compared to the second quarter of 2004 primarily due to costs expected to be incurred with respect to the proposed merger.  The deferred tax rate increased primarily due to reversing book deferred sales not recognized for tax purposes and certain merger related costs related to stock compensation.

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

Variability in Results

Although our rental properties provide relatively stable operating results, our earnings from period to period will be affected by the nature and timing of acquisitions and sales of property. Sales of assets are difficult to predict given fluctuating economic conditions and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors may tend to “bunch” income in particular periods rather than producing a more even pattern throughout the year or from year to year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographic locations; and (iii) development projects have varying infrastructure costs and build-out periods.

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

–Capital contribution requirements

–Debt and debt service guarantees

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

Unconsolidated real estate joint ventures- capital contribution requirements

We have investments in nine unconsolidated real estate joint ventures, of which five joint ventures are in our Core Segment and the other four joint ventures are in our URO Segment. Three of the joint ventures are involved in the operation of rental real estate properties and the remaining six are involved in real estate development for investment or sale. We use the equity method of accounting for eight of our investments in unconsolidated joint ventures and the cost method of accounting for one unconsolidated joint venture.

We are required to make additional capital contributions to four of our unconsolidated joint ventures should additional contributions be necessary to fund development costs or operating shortfalls.

•  We are required to make additional capital contributions to two of the unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, we are required to fund up to a maximum contribution of $52.0 million, of which we have cumulatively contributed $45.2 million. One of the joint ventures has substantially wound up operations and we do not expect to make any future capital contributions.  As of June 30, 2005, we do not expect to fund any additional capital contributions beyond our maximum capital requirements to the other joint venture.

•  We agreed with two other unconsolidated joint ventures to make additional contributions should there be insufficient funds to meet their current or projected financial requirements. As of June 30, 2005, we have cumulatively contributed $55.3 million to these unconsolidated joint ventures, including $24.0 million as additional contributions. As of June 30, 2005, we are expecting to make additional contributions to SAMS Venture, LLC.

Additional contributions made to our development joint ventures would be reflected as investment in development joint ventures. (see Note 8 of the accompanying Condensed Consolidated Financial Statements).

Unconsolidated real estate joint ventures- debt and debt service guarantees

We have made certain debt service guarantees for one of our unconsolidated URO Segment development joint ventures. At June 30, 2005, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $0.2 million. Debt service guarantees are typical business arrangements commonly required in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At June 30, 2005, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Standby letters of credit and commitments

As of June 30, 2005, we have $52.7 million in outstanding standby letters of credit in favor of local municipalities or financial institutions, and $130.4 million in commitments to guarantee leases, the construction of real property improvements or financial obligations. The standby letters of credit are renewable and expire upon completion of the required improvements, and are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At June 30, 2005, we have open construction and development contracts with vendors totaling $69.8 million related to our various projects, as compared to $108.3 million at December 31, 2004. The following table summarizes our outstanding contractual obligations as of June 30, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2005	Due in 2006-2008	Due in 2009-2010	Due Thereafter
	(In thousands)
Mortgage and Other Debt	$1,701,433	(1)	$220,523	$762,426	$129,897	$588,587
Operating Leases	3,018		2,104	698	30	186
Contracts	69,828	(2)	64,293	5,535	—	—
Total Contractual Obligations	$1,774,279		$286,920	$768,659	$129,927	$588,773

(1) Includes approximately $412.6 million of future interest payable.

(2) A portion of these obligations is expected to be reimbursed by bond proceeds and various third parties.

Prior to the November 2004 sales of a significant portion of our remaining urban and residential development assets to FOCIL Holdings LLC (“FOCIL”), an affiliate of Farallon Capital Management, L.L.C. (see Note 12), we had already negotiated on certain land asset sales and agreed to provide acquisition financings, up to $164 million, to these third party purchasers. A substantial portion of the money required to fund the $164 million financing will come from the paydowns under the loans to FOCIL as part of the FOCIL transaction in November 2004. These land parcels were ultimately included as part of the assets sold to FOCIL. Therefore, as FOCIL eventually finalizes the sale of these land parcels, we will provide the financing to these third party purchasers, as previously agreed. As of June 30, 2005, we have financed $26.2 million on one of these sales.  During the second quarter of 2005, two additional sales were closed; however, approximately $23 million of the agreed-upon acquisition financings was not required. Therefore, subsequent to the end of this quarter, the remaining agreed-upon acquisition financing is approximately $115 million.

The following table summarizes our outstanding commitments as of June 30, 2005, and the effect such commitments may have on liquidity and cash flow in future periods:

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2005	Expire in 2006-2008	Expire in 2009-2010	Expire Thereafter
	(In thousands)
Standby Letters of Credit and Commitments	$183,147	(1)	$94,272	$84,029	$1,979	$2,867
Debt Guarantees of Unconsolidated JVs	213		213	—	—	—
Total Commitments	$183,360		$94,485	$84,029	$1,979	$2,867

(1) Includes approximately $34.3 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table. Excludes approximately $180.0 million of surety bonds for our own work, of which approximately $95 million has been indemnified by third parties.

Cash Flows from Operating Activities

Cash provided by operating activities reflected in the statement of cash flows for the six months ended June 30, 2005, and 2004, were $206.6 million and $105.3 million, respectively. The increase of $101.3 million was primarily attributed to the following: (1) an increase of $102.3 million due to higher payments received from our notes receivable; (2) an increase of $23.2 million due to lower income tax paid; (3) and an increase of $4.8 million due to lower capital expenditures on our development properties partially offset by (4) a decrease of $25.0 million due to lower cash proceeds from development sales of which our cost of sales was approximately $14.6 million; (5) a decrease of $14.6 million due to lower distributions from our joint ventures; (6) and a decrease of $1.8 million due to higher interest paid.

Cash Flows from Investing Activities

Net cash used in investing activities reflected in the statement of cash flows for the six months ended June 30, 2005 and 2004, were $107.4 million and $34.0 million, respectively. The increase of $73.4 million in net cash used was attributed to the following: (1) $44.4 million from lower investment in short-term investments and restricted cash; (2) $25.3 million due to higher property acquisitions primarily from the acquisition of a 278.4 acres of developable land in Elizabeth, New Jersey, Tracy, California and Douglas Hill, Georgia; (3) $14.0 million due to acquisition of the remaining interest in one of our operating joint ventures that owned and operated an Embassy Suites Hotel with 337 rooms; (4) $6.8 million due to lower proceeds from the sale of investment properties; (5) $2.3 million reimbursable predevelopment and infrastructure costs received in 2004; (6) $1.5 million due to higher capital contributions made to our unconsolidated joint ventures; (7) $0.5 million due to higher costs incurred for tenants, partially offset by (8) $21.4 million due to lower capital expenditures for investment properties.

Capital Expenditures

Capital expenditures reflected in the statement of cash flows include the following:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$18,977	$3,084
Infrastructure and other	3,371	15,225
Other property acquisitions	5,050	11,842
Capitalized interest and property tax	942	2,968
Total capital expenditures in operating activities	28,340	33,119
Capital Expenditures from Investing Activities(2)
Capital expenditures for investment properties	49,098	53,067
Rental properties—building improvements	1,795	1,544
Predevelopment	993	3,285
Infrastructure and other	18,020	32,870
Commercial property acquisitions	42,627	3,316
Other property acquisitions	151	31
Tenant improvements	3,554	3,042
Capitalized interest and property tax	8,627	9,313
Capital expenditures for investment properties	124,865	106,468
Contribution to joint ventures	2,130	600
Total capital expenditures in investing activities	126,995	107,068
Total capital expenditures(3)	$155,335	$140,187

(1)                   This category includes capital expenditures for properties we intend to build and sell.

(2)                   This category includes capital expenditures for properties we intend to hold for our own account.

(3)                   Total capital expenditures include capitalized general and administrative expenses of $5.5 million and $6.0 million for the six months ended June 30, 2005 and 2004, respectively.

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

Capital expenditures for investment properties—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Development
Wholly owned:
Under construction, beginning of period	3,536	2,979	3,791	4,404
Construction starts	2,414	499	2,414	905
Completed—retained in portfolio	(500)	(1,492)	(603)	(3,255)
Completed—design/build or sold	(335)	(1)	(487)	(69)
Subtotal under construction, end of period	5,115	1,985	5,115	1,985
Joint Venture Projects:
Under construction, beginning of period	527	695	527	695
Construction starts	—	338	—	338
Completed	—	—	—	—
Subtotal under construction, end of period	527	1,033	527	1,033
Total under construction, end of period	5,642	3,018	5,642	3,018

Predevelopment—Predevelopment costs from our operating and investing activities relate to amounts incurred for our development projects, primarily the Pacific Commons project in Fremont, California; Ontario and Tracy, California; the Robert Mueller Airport project in Austin, Texas; and various other projects in the predevelopment stage.  Our predevelopment costs for 2005 were lower because in the fourth quarter of 2004, we sold a majority of our Mission Bay project in San Francisco, California; the Alameda project in Alameda, California; and the West Bluffs project in Playa Del Rey, California to FOCIL.

Infrastructure and other—Infrastructure and other costs from our operating and investing activities primarily relate to the projects at Pacific Commons in Fremont, California; Los Angeles Union Station in Los Angeles, California; Santa Fe Depot in San Diego, California; Carteret, New Jersey; Woodbridge, New Jersey; Fontana, California; Austin, Texas; and Minooka, Illinois.  Our infrastructure and other costs for 2005 were lower because in the fourth quarter of 2004, we sold a majority of our Mission Bay project in San Francisco, California; the Alameda project in Alameda, California; and the West Bluffs project in Playa Del Rey, California to FOCIL.

Operating activity property acquisitions—For the six months ended June 30, 2005, we invested approximately $5.1 million for the acquisition of 102.1 acres of land in Elizabeth, New Jersey that was subsequently sold.

Investing activity property acquisitions—For the six months ended June 30, 2005, we invested approximately $42.6 million in investing activity property acquisitions:  $25.8 million for the acquisition of commercial land, which added 5.0 million square feet of potential development.  We also acquired the remaining interest in one of our joint ventures which owned a hotel with 337 rooms in June of 2005 for approximately $14.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities reflected in the statement of cash flows for the six months ended June 30, 2005 and 2004, were $290.0 million and $76.6 million, respectively.  The increase of $213.4 million in net cash used was attributed to the following: (1) $165.5 million due to lower net borrowings during the six months ended June 30, 2005; (2) $46.8 million increase due primarily to a special dividend distribution as a result of the sale of a majority of our URO assets to FOCIL in November 2004; and (3) $1.1 million due to lower proceeds from the issuance of common stock primarily attributable to the exercise of stock options.

Reimbursable Predevelopment and Infrastructure Costs

For the six months ended June 30, 2005, we incurred approximately $3.0 million of reimbursable predevelopment and infrastructure costs.

REIT-related Distribution and Quarterly Dividends

On May 4, 2005, our Board of Directors declared a regular cash dividend for the quarter ended June 30, 2005, of $0.27 per share of common stock, or $28.0 million, that was paid on July 15, 2005 to stockholders of record at the close of business on June 28, 2005. Subsequently, on July 27, 2005, our Board of Directors declared a regular cash dividend for the quarter ending September 30, 2005, of $0.27 per share of common stock payable on August 30, 2005, to stockholders of record at the close of business on August 16, 2005. The Company expects to continue to declare and pay regular quarterly dividends of $0.27 per share until the proposed merger with ProLogis is completed (see “ - The Company” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations section).  The actual amount of the dividends will be as determined and declared by our Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control.  Pursuant to the merger agreement with ProLogis, the Company agreed that the record date for the distribution of the Company’s quarterly dividends will be the same as the record date for the distribution of the quarterly dividends for ProLogis common shares.

In December 2004, our Board declared a regular cash dividend for the quarter ending December 31, 2004, of $0.27 per share of common stock, or $27.9 million, and a special dividend of $0.45 per share of common stock, or $46.5 million, that were paid on January 18, 2005. Cash dividends of $0.27 per common share for the fourth quarter 2003 and the first, second, and third quarters of 2004 and first quarter of 2005 were paid on January 15, 2004, April 15, 2004, July 15, 2004, October 15, 2004, and April 15, 2005; respectively.

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

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2005, we had total cash of $74.1 million, of which $12.9 million was restricted cash. In addition to the $74.1 million cash balance, we had $189 million in borrowing capacity under our revolving credit facility, available upon satisfaction of certain conditions.

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

Debt covenants—Our $200 million revolving credit agreement and one other credit agreement, of $40.5 million, have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $452.8 million, all terms as defined in those agreements. As of or for the period ending June 30, 2005 the actual results were 1.97 to 1; 0.53 to 1; 0.38 to 1; and $756.4 million, respectively. Outstanding borrowings under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. At June 30, 2005, we had unused availability of $189 million under the line. Our performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds

Assessment District Bonds—These bonds were issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit our properties. Debt service on these bonds is collateralized by tax revenues, properties, or by letters of credit (see Note 8 of the accompanying Condensed Consolidated Financial Statements). These bonds are recorded and presented as part of “Mortgage and other debt” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2005 (see Note 5 of the accompanying Condensed Consolidated Financial Statements). Certain infrastructure costs incurred are reimbursable from these bonds.

The following table presents a summary of assessment district bonds that are included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2005 (in thousands except percentages):

	Amount	Interest Rate	Cost Incurred	Cost Reimbursed
Development Projects
Stapleton	$22,745	2.38%	$19,809	$18,760
Kaiser	10,575	5.83%	19,157	19,157
Westminster	9,140	2.38%	4,758	4,758
Rancho Cucamonga	5,547	6.14%	5,222	5,222
Subtotal	48,007		48,946	47,897
Operating properties
City of Industry	4,663	7.87%	—	—
Emeryville	4,442	7.29%	—	—
Various others	3,419	4.00-8.70%	—	—
Subtotal	12,524		—	—
Total	$60,531		$48,946	$47,897

Community Facility District Bonds—These bonds were issued to finance public infrastructure improvements at Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Condensed Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. Upon completion of the infrastructure improvements, for which $30 million of bonds were issued, the improvements will be transferred to the City of Fremont. Of the total cumulative reimbursable cost incurred, approximately $11.7 million have been reimbursed as of June 30, 2005, $80,000 was received in 2005. The remaining balance of $13.8 million is presented in “Other assets and deferred charges, net” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2005. The $13.8 million will not be requested for reimbursement until the facility components are completed, inspected, and approved by the City of Fremont. Additional bonds are expected to be issued.  Subsequently, on July 21, 2005, an additional $38.0 million of Community Facility District Bonds were sold.

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

In late February of 2005, we received an Audit Issue Presentation Sheet  (“AIPS”) which is a formal outline summarizing the FTB’s position with respect to this transaction including their intention to assess substantial penalties.  Catellus will have the ability to respond to this AIPS prior to the FTB issuing a formal “proposed adjustment.”   Based on the AIPS, if we were unsuccessful the maximum current potential exposure could be up to approximately $10 million.  Catellus intends to vigorously contest the FTB’s position with respect to this transaction as well as the assessment of any penalties.

In 2002, the FTB notified Catellus that it would audit the corporate tax returns of Catellus for the years 1999 and 2000. In June of 2004, the FTB notified us that they would also audit the 1999 and 2000 tax returns of a mortgage REIT subsidiary. Both audits are in process. No significant audit adjustments have been proposed with respect to the corporate tax returns of Catellus. In June of 2005, we received an AIPS summarizing the FTB’s position with respect to the mortgage REIT subsidiary transaction disallowing deductions for “consent dividends” under California state law.  The AIPS communicates the FTB’s intention to assess penalties.  Catellus will have the ability to respond to this AIPS prior to the FTB issuing a formal “proposed adjustment.”   Based on the AIPS, if we were unsuccessful the maximum current potential exposure could be up to approximately $11.2 million.  Catellus intends to vigorously contest the FTB’s position with respect to this transaction as well as the assessment of any penalties.

IRS Audit

In March 2003, we received notice that the Internal Revenue Service (“IRS”) intended to audit the 1999 tax returns of Catellus and a mortgage REIT subsidiary. In the third quarter of 2003, the IRS informed us it would also audit the 2000 returns as well as the returns relating to the real estate joint venture under audit by the FTB discussed above.  In the third quarter of 2004, we were notified the IRS would audit the 2001 and 2002 returns. In December 2004, the IRS issued requests for information relating to our tax deferred exchanges for the years 1999-2002. In February 2005, we were told of the IRS intention to request an extension of these open tax years from September 2005 to September 2006.    We have granted that request.

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

All but the first issue above resulted in a substantial portion of the deferred taxes created during the time we operated as a taxable C-corporation. At the time of our REIT conversion, as we expected to no longer be taxed at the REIT level for REIT operations, we reversed approximately $232 million in deferred taxes into income at year end 2003. At the same time, in part because of the ongoing audit described above, we took a charge to current taxes which total $124 million of the $232 million. The $124 million charge to current taxes relate to the federal and state tax impact of certain of the above issues.  The amounts above do not include any provision for possible interest and penalties.

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

We provide development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively, primarily from SAMS Venture, LLC. Fees earned were $0.3 million and $1.2 million for the three and six months ended June 30, 2004, respectively, primarily from Third and King Investors, LLC, with the remainder primarily from SAMS Venture, LLC. Deferred fees of $1.5 million primarily from SAMS Venture, LLC, Serrano Associates, LLC, and Bergstrom Partners, L.P. at June 30, 2005, will be earned as completed projects are sold or the venture is sold or liquidated. In 2004, we sold our investment in Third and King Investors, LLC.

In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint venture investments, Third and King Investors, LLC. Rent and reimbursable payments of $1.3 million and $2.5 million were received and recognized as rental income during the three and six months ended June 30, 2004, respectively. This joint venture investment was sold in 2004.

We have a $4.6 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the joint venture and matures in October 2028. We have entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 for each of the three-month periods ended June 30, 2005 and 2004, and $68,000 for each of the six-month periods ended June 30, 2005 and 2004. This lease will expire in November 2011. As lessor, we entered into a ground lease, which will expire in August 2054. We earned rental income of $0.1 million for each of the three-month periods ended June 30, 2005 and 2004, $0.2 million for each of the six-month periods ended June 30, 2005 and 2004, and have recorded a $2.8 million receivable and a $1.3 million reserve associated with this lease. The venture’s current projection reflects approximately $0.2 million available funds, per year, to pay down this receivable.

In January 2004, we sold our 45% investment interest in Colorado International Center, an unconsolidated joint venture, for our capital investment balance of $0.3 million to an entity whose principal was a former Company employee.

Partnership Accounting

At June 30, 2005, we hold significant variable interests in three variable interest entities that do not qualify for consolidation under the provisions of FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”. Our significant variable interests are in the form of equity interests in two of our unconsolidated joint ventures and our participation in a master development agreement:

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

• Our exposure in the current financial statements as a result of our involvement with these variable interest entities is $17.5 million as of June 30, 2005.

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

 We own an interest in a limited liability company of a residential project near Sacramento, California.  At June 30, 2005, the book value of our investment is approximately $17.6 million and the terms of the investment require additional contributions from the members should there be insufficient operating funds (see Note 8, Commitments and Contingencies). The project is located in a county known to contain naturally occurring asbestos in native rock material. The EPA has conducted studies for potential risks associated with asbestos exposure from the native rock materials at various locations, including at a school site that is adjacent to our project, and the EPA has concluded that its initial exposure study raises further concerns. At this time we do not know if the results of the studies will have any adverse impact on the project, and the ultimate impact to our financial statements is undeterminable.

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

Important factors that could cause actual results to differ materially and adversely from those expressed or implied by the forward-looking statements include:

•                  those identified in our annual report on Form 10-K for the fiscal year ended December 31, 2004 under the following headings: Risks Related to Real Estate Investments, Other Risks Affecting Our Business and Operations, and Federal Income Tax Risks Relating to REIT Qualification;

•                  failure to obtain the approval of stockholders of the Company and ProLogis to the proposed merger under the definitive merger agreement between the Company and ProLogis that was announced on June 6, 2005, which failure would result in the company having incurred substantial expenses and (under certain circumstances) payments without realizing the expected benefits of the merger and which could result in other business disruptions, adverse effects on relationships with business partners and adverse market reactions;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At June 30, 2005, we did not have any interest rate protection contracts outstanding.

As of June 30, 2005, approximately 88.7% of our debt bears interest at fixed rates and has a weighted average maturity of 5.2 years and a weighted average coupon rate of 6.65%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. Our variable rate debt has a weighted average maturity of 4.0 years and a weighted average coupon rate of 4.47%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. If the coupon interest rate increased 100 basis points (1%), the annual short-term effect would be an increase in interest expense and capitalized interest cost, which would have an impact on our cash position of approximately $0.7 million, based on the outstanding balance of our floating rate debt net of cash investments and restricted cash at June 30, 2005. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

As of June 30, 2005, approximately $10.0 million of our $236.2 million of notes receivable carry interest at variable rates. If interest rates on these variable notes change 100 basis points (1%), the annual effect will be a change in our interest income of approximately $0.1 million. We believe that the moderate change in interest income will not materially affect our financial position, results of operation, or cash flow.

Item 4. Controls and Procedures

The Company’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), and the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2005. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 12, 2002, the Department of Toxic Substances Control of the State of California (“DTSC”) notified the Company of an investigation of the Company, its general contractors, and subcontractors working for such general contractors, concerning the Mission Bay project. The investigation was initiated primarily for purposes of determining whether individuals and companies hauling soil within and from Mission Bay satisfied certain hazardous waste license/certification hauling requirements. The DTSC issued notices of violation, without fines or penalties, to the Company and one subcontractor on May 23, 2002, citing the subcontractor’s failure to qualify as a registered hazardous waste hauler. In June 2005, the DTSC notified the Company that the DTSC investigation had been closed and that the DTSC would not be pursuing any enforcement action.

Also see Note 8, “Commitments and Contingencies,” of the accompanying Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

 At the Company’s annual meeting of stockholders held on May 3, 2005, the stockholders voted on three proposals.  The proposals and voting results are listed below.  Voting was confidential, and the votes were tabulated by an independent inspector of election.

Proposal 1.  Election of Nine Directors.  All of the directors of the Company are elected annually.  All nine nominees were elected as directors.

DIRECTOR	FOR	WITHHELD
Peter K. Barker	91,172,353	70,961
Stephen F. Bollenbach	86,085,313	5,158,001
Daryl J. Carter	91,175,253	68,061
Richard D. Farman	91,172,299	71,015
Christine Garvey	90,975,857	267,457
William M. Kahane	91,175,169	68,145
Leslie D. Michelson	90,973,441	269,873
Deanna W. Oppenheimer	91,174,642	68,672
Nelson C. Rising	90,915,899	327,415

Proposal 2.  Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Auditors for 2005.

For	Against	Abstain
89,370,787	1,832,012	40,514

Proposal 3.  Approval of Amended Policy Regarding Stockholder Rights Plans.

For	Against	Abstain
90,833,765	324,039	85,509

There were no broker non-votes on any of the three proposals.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATELLUS DEVELOPMENT CORPORATION

Date: August 5, 2005	By:	/s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2005	By:	/s/ EDWARD F. SHAM
Edward F. Sham Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
2.1

Agreement and Plan of Merger dated June 5, 2005, by and among ProLogis, Palmtree Acquisition Corporation and Catellus Development Corporation (“Catellus”). (Incorporated by reference to Exhibit 2.1 to Catellus’ Form 8-K filed on June 8, 2005.)

10.1

Amendment No. 2 to Amended and Restated Memorandum of Understanding Regarding Employment executed on June 5, 2005, by and between Vanessa L. Washington and Catellus. (Incorporated by reference to Exhibit 10.1 to Catellus’ Form 8-K filed on June 8, 2005.)

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